Form 10-Q
period 1996-06-30
GRAN MARK INCOME PROPERTIES LTD PARTNERSHIP
filed 1996-08-21
CIK 770319

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1996

Commission File Number 0-15256

Gran-Mark Income Properties Limited Partnership
(Exact Name of Registrant)

A Maryland Limited Partnership                   52-1425166
(State of Organization)                          (I.R.S. Employer ID)

c/o Amherst Properties, Inc.   7900 Sudley Road, Suite 900
                               Manassas, VA  22110
(Address of Principal Office)

Registrant's Telephone Number, Including Area Code (703) 368-2415



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                X   Yes           No

                     PART I - FINANCIAL INFORMATION




Item 1 - Financial Statements:                              Page


          Balance Sheets                                     3 - 4

          Statements of Income                               5 - 6

          Statements of Change in Partners' Equity           7

          Statements of Cash Flow                            8 - 9

          Notes to Financial Statements                     10 - 23



Item 2 - Management's Discussion and Analysis of

          Financial Condition and Results of Operations     24






PART II - OTHER INFORMATION


          Other Information                                 26

              Gran-Mark Income Properties Limited Partnership
                              Balance Sheets
                         June 30, 1996 (Unaudited)
                       September 30, 1995 (Audited)





                                  ASSETS


                                               6/30/96         9/30/95


CURRENT ASSETS
Cash                                       $   548,062      $  542,360
Tenant Rents Receivable                         39,419          30,124
Prepaid Expenses and Other                      71,143          47,210
Mortgage Escrow Accounts                        41,327          27,831

Total Current Assets                           699,951         647,525


FIXED ASSETS:

Land                                         1,114,193       1,114,193
Buildings                                   10,547,032      10,547,032
Building Improvements                          737,888         611,992
Vehicle and Office Equipment                    30,162          38,053
Total                                       12,429,275      12,311,270
Less: Accumulated Depreciation               3,663,999       3,365,558

Total Book Value of Fixed Assets             8,765,276       8,945,712


OTHER ASSETS:

Deferred Costs net of accumulated
amortization of $271,640 and
$255,187 as of June 30, 1996,
and September 30, 1995, respectively.           37,109          53,561

Total Other Assets                              37,109          53,561

Total Assets                               $ 9,502,336     $ 9,646,798
                                           ===========     ===========
<F/N>
See Notes to the Financial Statements

              Gran-Mark Income Properties Limited Partnership
                              Balance Sheets
                         June 30, 1996 (Unaudited)
                       September 30, 1995 (Audited)




                     LIABILITIES AND PARTNERS' EQUITY


                                               6/30/96         9/30/95
CURRENT LIABILITIES:

Accounts Payable                           $    87,358     $    86,927
Accrued Interest                                81,359          55,516
Accrued Expenses                                61,206          59,964
Unearned Rental Income                           9,518          65,417
Current Portion of Note Payable                      0           1,197
Current Portion of Mortgages Payable         7,614,191          77,782

Total Current Liabilities                    7,853,632         346,803


LONG-TERM LIABILITIES:

Tenant Security Deposits Payable                59,050          57,085
Management Fees Payable to Amherst
Properties, Inc.                                68,143         101,376
Mortgage Payable - Office Building                   0       4,635,333
Mortgage Payable - Shopping Center                   0       2,960,252

Total Long-Term Liabilities                    127,193       7,754,046

Total Liabilities                            7,980,825       8,100,849



CONTINGENCIES AND COMMITMENTS (Notes 3 through 10)



                                               6/30/96          9/30/95
PARTNERS' EQUITY:

General Partner                            $   (20,092)     $   (19,847)
Limited Partners (12,000 units
authorized; 6,505 issued and
outstanding)                                 1,541,603        1,565,796

Total Partners' Equity                       1,521,511        1,545,949

Total Liabilities and
Partners' Equity                           $ 9,502,336      $ 9,646,798
                                           ===========      ===========




<F/N>
See Notes to the Financial Statements.

              Gran-Mark Income Properties Limited Partnership
                         Statements of Income
                             (Unaudited)
           For Three Month Periods Ending June 30, 1996 and 1995






                                                 Three            Three
                                                 Months           Months
                                                 Ending           Ending
                                                6/30/96          6/30/95

REVENUE:
   Rental                                   $   420,003      $   410,515
   Tenant Reimbursements                         22,598           22,632
   Interest Income                                2,545            2,424
   Other                                          1,245            6,379
Total Revenue                                   446,391          441,950

EXPENSES:
   Interest                                     165,913          167,451
   Depreciation & Amortization                  109,153          111,250
   Utilities                                     51,313           56,806
   Real Estate Taxes & Licenses                  58,369           69,477
   Property Maintenance & Repairs                54,274           66,817
   Management Fees                               25,758           28,596
   General & Administrative Expenses             45,051           45,217

Total Expenses                                  509,831          545,614

Net Loss                                    $   (63,440)     $  (103,664)
                                            ===========      ===========

Allocation of Net Income or Loss:
   General Partner                          $      (634)     $    (1,037)
   Limited Partners                         $   (62,806)     $  (102,627)

Net Income of Loss per weighted
   average Limited Partnership
   unit (6,505 units)                       $     (9.66)     $    (15.78)


<F/N>
See Notes to the Financial Statements.

               Gran-Mark Income Properties Limited Partnership
                         Statements of Income
                             (Unaudited)
            For Nine Month Periods Ending June 30, 1996 and 1995






                                                  Nine             Nine
                                                 Months           Months
                                                 Ending           Ending
                                                6/30/96          6/30/95

REVENUE:
   Rental                                   $ 1,288,350      $ 1,185,593
   Tenant Reimbursements                        214,864          208,419
   Interest Income                                7,463            7,242
   Other                                          8,754            7,996
Total Revenue                                 1,519,431        1,409,250

EXPENSES:
   Interest                                     500,785          502,931
   Depreciation & Amortization                  327,687          330,417
   Utilities                                    151,910          153,365
   Real Estate Taxes & Licenses                 175,150          196,110
   Property Maintenance & Repairs               162,822          165,081
   Management Fees                               87,266           86,756
   General & Administrative Expenses            152,665          145,175
Total Expenses                                1,558,285        1,579,835

Net Loss                                    $   (38,854)     $  (170,585)
                                            ===========      ===========

Allocation of Net Income or Loss:
   General Partner                          $      (389)     $    (1,706)
   Limited Partners                         $   (38,465)     $  (168,879)

Net Income or Loss per weighted
   average Limited Partnership
   unit (6,505 units)                       $     (5.92)     $    (25.96)


<F/N>
See Notes to the Financial Statements.

              Gran-Mark Income Properties Limited Partnership
                 Statements of Changes in Partners' Equity
        For the Nine Month Period Ending June 30, 1996 (Unaudited)
                                 and
     For the Years Ending September 30, 1995, 1994 and 1993 (Audited)






                                             General     Limited
                                             Partner     Partners    Total

Balance, September 30, 1992                 $(11,066)  $2,164,348  $2,153,282


Net Loss Fiscal Year Ending 1993              (3,900)    (386,050)   (389,950)

Capital Contributions                              0      270,813     270,813

Balance, September 30, 1993                 $(14,966)  $2,049,111  $2,034,145



Net Loss Fiscal Year Ending 1994              (2,709)    (268,240)   (270,949)

Balance, September 30, 1994                 $(17,675)  $1,780,871  $1,763,196



Net Loss Fiscal Year Ending 1995              (2,172)    (215,075)   (217,247)

Balance, September 30, 1995                 $(19,847)  $1,565,796  $1,545,949



Prior Period Adjustment                          144       14,272      14,416

Net Income for the Period Ending
   June 30, 1996                                (389)     (38,465)    (38,854)

Balance, June 30, 1996                      $(20,092)  $1,541,603  $1,521,511
                                            ========   ==========  ==========


<F/N>
See Notes to the Financial Statements

              Gran-Mark Income Properties Limited Partnership
                        Statements of Cash Flow
                            (Unaudited)
                     For the Nine Month Periods
                Ending June 30, 1996 and June 30, 1995




                                                6/30/96        6/30/95
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income or Loss from Statement of Income $   (38,854)    $  (170,585)
Adjustments to reconcile net loss to
   cash provided by (used in)
   operating activities:
         Depreciation & Amortization            327,687         330,417
         Loss on Vehicle                          2,871               0
         (Increase) Decrease in:
              Tenant Rents Receivable            (9,295)        ( 5,920)
               Prepaid Expenses and Other       (23,933)        (34,396)
               Mortgage Escrow Accounts         (13,496)        114,223
         Increase (Decrease) in:
              Accounts Payable                   37,978          10,365
               Accrued Interest                  (1,964)           (412)
              Accrued Expenses                    1,242           5,307
              Unearned Rental Income            (55,899)         49,697
              Tenant Security Deposits Payable    1,965          11,478
               Management Fees Payable to
                    Amherst Properties, Inc.    (28,557)         (3,149)
         Total Adjustments                      238,599         477,610

Net Cash Provided by Operating Activities       199,745         307,025



CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to Vehicle & Office Equipment       (7,774)       (18,404)
   Additions to Building Improvements          (125,896)        (8,222)
   Additions to Deferred Costs                        0        (11,697)

Net Cash Provided by (Used in) Investing
   Activities                               $  (133,670)   $   (38,323)


<F/N>
See Notes to the Financial Statements.

               Gran-Mark Income Properties Limited Partnership
                        Statements of Cash Flow
                             (Unaudited)
                      For the Nine Month Periods
                Ending June 30, 1996 and June 30, 1995




                                                6/30/96         6/30/95
CASH FLOWS FROM FINANCING ACTIVITIES:

   Repayment of Note & Mortgages            $   (59,176)    $   (56,079)
   Incentive to Lessee                           (1,197)        (16,687)

Net Cash Used in Financing Activities           (60,373)        (72,766)

Net Change in Cash                          $     5,702     $   195,936

CASH AT BEGINNING OF PERIOD                     542,360         311,752

CASH AT END OF PERIOD                       $   548,062     $   507,688
                                            ===========     ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest $   502,749     $   503,343


SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING INFORMATION:

   During the period, prior period adjustments were made which affected the following accounts: Accounts Payable, ($37,547); Accrued Interest, $27,807;
and Management Fees Payable to Amherst Properties, Inc. ($4,676).


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

   On December 31, 1995, the vehicle was traded in. Both the old and new vehicle are in Amherst Properties, Inc.'s name. The new vehicle is not recorded on the Partnership's books.

   During  the  nine  month  period  ending  June 30, 1996, $2,897 of building
improvement  assets  were   removed.  These assets were fully depreciated at
the time of their removal.











<F/N>
See Notes to the Financial Statements.

GRAN-MARK INCOME PROPERTIES LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS

June 30, 1996


Note 1:     NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

           Nature of Business
           The Partnership owns and operates an office buildingin Manassas, Virginia, and a shopping center in Amherst, NY, which contains approximately 95,000 and 117,000 square feet, respectively.

           Significant Accounting Policies
           The following accounting policies conform to generally accepted accounting principals and have been consistently applied in the preparation of the financial statements. Certain prior year amounts and disclosures have been reclassified to conform with the current year's presentation. These reclassifications have no effect on the net losses as previously reported.

           Revenue Recognition
           Rental income is reported as earned over the lives of the related leases. Tenant reimbursements are accrued based on annual or quarterly expenses and included pro-rata payments under certain leases for increases in property taxes, insurance, depreciation and direct operating expenses. Such amounts are calculated annually on a calendar year basis or quarterly with pro-rata portions based upon square footage leased during the year.

           Rental Property and Depreciation
           Buildings are stated at cost and depreciated over their estimated thirty-year useful lives. Leasehold improvements, also stated at cost, are depreciated over the lesser of the length of the related leases or the estimated useful lives. The improvements generally have a useful life from one to fifteen years. Depreciation is computed on the straight-line method for financial reporting purposes and for income tax purposes depreciation is computed on both accelerated and straight-line methods. Improvements and major renovations are capitalized, while expenditures for maintenance, repairs and minor renovations are expensed when the cost in incurred.

           Deferred costs and amortization
           Financing costs are amortized over the terms of the related loans using the straight-line method.

           Leasing costs are amortized over the terms of the lease using the straight-line method.

           Cash Equivalents
           For balance sheet and cash flow purposes, the Partnership considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. There are no cash equivalents as of June 30, 1996.

           Net Loss Per Weighted Average Limited Partnership Unit
           The computation of net income (loss) per weighted average limited partnership units is based on the weighted average number of units outstanding during the year. The weighted average number of units for the period of October 1, 1994 to September 30, 1995 is 6,505, and October 1, 1995 to June 30, 1996 is 6,505.

           Income Taxes
           Partnerships are not subject to income taxes. The partners are required to report their respective shares of partnership income or loss on their individual income tax returns.

           Concentration of Credit Risk
           Financial instruments that potentially subject the Partnership to credit risk include cash on deposit with financial institutions amounting to $458,973 and $540,909 at September 30, 1995 and June 30, 1996, respectively, which was insured up to $100,000 and $200,000, respectively, by the Federal Deposit Insurance Corporation.

           Allowance for Doubtful Accounts
           The Partnership considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required.

NOTE 2:    RENTAL PROPERTY:

           Land, buildings, improvements, and other capital expenditures, and their related accumulated depreciation accounts are summarized as follows:


                       Shopping       Office         Vehicle
                       Center         Building       and
                       Amherst,       Manassas,      Office
                       New-York       Virginia       Equipment        Total

Date of Construction       1980           1974

Date Acquired         Dec. 1986      Aug. 1986         Various

Land                $   695,595    $   418,598     $         0     $ 1,114,193
Buildings             3,952,034      6,594,998               0      10,547,032
Other                         0              0          30,162          30,162
Total initial
cost to
partnership           4,647,629      7,013,596          30,162      11,691,387

Improvements
capitalized
subsequent to
acquisition             115,148        622,740               0         737,888

Total accum-
ulated cost         $ 4,762,777    $ 7,636,336     $    30,162     $12,426,275

Accumulated
depreciation          1,273,295      2,377,067          13,637       3,663,999

Net book Value      $ 3,489,482    $ 5,259,269     $    16,525     $ 8,765,276
                     ==========    ===========     ===========     ===========


           The following is a summary of activity for the land, buildings and improvements, for the years ended September 30, 1993, 1994, and 1995, and the period ending June 30, 1996:


                                                  Rental        Accumulated
                                                 Property      Depreciation
           10/01/92 - 09/30/93
           Deletions during the period:       $   (54,192)      $    54,192
           Additions during the period:
               Improvements capitalized           200,457
               Depreciation expense                                 (409,507)

           Balance September 30, 1993         $12,374,579       $(2,838,491)

           10/01/93 - 9/30/94
           Additions during the period:
               Improvements capitalized           203,343
               Depreciation expense                               (410,490)
           Deletions during the period:          (320,212)          320,212

           Balance September 30, 1994         $12,257,710       $(2,928,769)

           10/01/94 - 9/30/95
           Additions during the period:
               Improvements capitalized            18,404
               Depreciation  expense                               (417,460)
           Deletions during the period:            (2,897)            2,897

           Balance September 30, 1995         $12,273,217       $(3,343,332)

           10/01/95 - 6/30/96
           Additions during the period:
               Improvements capitalized            25,896
               Depreciation expense                                 307,030

           Balance June 30, 1995              $12,399,113       $(3,650,362)
                                              ===========       ===========


           One of the primary tenants at the Shopping Center in Amherst, New York, is Hills Department Store ("Hills"). Hills, on February 5, 1991 filed a petition for Chapter 11 Reorganization, but continued to occupy its space and to pay rent post-petition on a current basis. On September 10, 1993 Debtor's First Amended Consolidated Plan of Reorganization was confirmed by the Court.

           Hills has completely renovated the interior of the store in the shopping center. The creditors of Hills consented to the renovation expense of approximately $525,000. The Partnership agreed to contribute an additional $125,000 for such renovation and repairs with the condition that the Lease Agreement be affirmed prior to any payments made by the Partnership. Assistant Corporate Counsel of Hills Department Stores confirmed in November 1993 that the Lease for the store in the shopping center has been assumed and has not been rejected nor is it the subject of a pending motion to reject.

           The $125,000 offered by the Partnership was derived from the following sources:



                 Pre-petition rent of $7,622 was forgiven; $25,000 was paid out of the cash call fund in December 1993; 12,300 was paid August, 1993; $40,000 was paid on July 28, 1994; and commencing March 1994 twelve consecutive monthly installments of $3,341 were paid.

           The tenant was paid $16,687 during the fiscal year ending September 30, 1995, as partial payments of the rent offset identified as Incentive to Lessee.

NOTE 3:     PLAN OF REORGANIZATION UNDER CHAPTER 11:

           By August 24, 1990, limited partners owning more than 60% of the Partnership's units voted to remove Gran-Mark Properties, Inc. and Fourth Coast Properties Ltd. as the general partners and replace the former general partners with Amherst Properties, Inc., the current general partner. The effective date of removal in accordance with the Partnership Agreement was September 30, 1990. On September 28, 1990, two days prior to the effective date of removal, the former managing general partner filed a petition for relief under Chapter 11 of the federal bankruptcy laws on behalf of Gran-Mark Income Properties Limited Partnership (the "Debtor") in the United States Bankruptcy Court for Eastern District of Virginia - Alexandria Division.

           A Plan of Reorganization dated March 27, 1992, a First Amended Plan of Reorganization dated April 13, 1992, and a Second Amended Plan of Reorganization dated June 2, 1992 were filed with the Court for approval.

           On June 24, 1992, the U.S. Bankruptcy Court for the Eastern District of Virginia, Alexandria Division, approved a Disclosure Statement in connection with the Plan of Reorganization and the Plan was confirmed. The Effective Date of the Plan was August 28, 1992. Under the Plan, five classes of creditors were established:

           The Class One Creditor group consisted of FDIC/Seaman's Bank for Savings, FSB, whose secured claim was not impaired under the Plan. The Plan required that as of the Effective Date of the Plan, all monthly payments under the FDIC/Seaman's Bank for Savings, FSB Note and Mortgage were to be paid in full, and to the extent that the escrow account maintained for the purpose of paying real estate taxes and insurance was insufficient was to be paid into the escrow account. In accordance with a Court Order dated January 25, 1993 the partnership made on September 21, 1993 a payment in the amount of $46,173 to increase the escrow account balance held by FDIC. The Class One Creditor was also allowed a secured claim for its attorney's fees, costs and expenses incurred and paid in the amount of $20,000. Of this claim, $10,000 was paid by the Effective Date of the Plan, and $10,000 was added to the principal balance of the loan and will be paid, without interest, on the maturity of the Note and Mortgage.

           The Class Two Creditor group consisted of Old Stone Bank whose secured claim shall be paid in accordance with the provisions of the Plan and of the Modification Agreement and Allonge-Promissory Note dated June 30, 1992. The allowed amount was determined to be the loan balance as of March 1, 1992, of $4,291,717.51 plus Accrued Interest at 9% per annum for the period of June 1, 1991 through May 31, 1992 in the amount of $372,761.19, plus other fees recoverable by the Bank, referred to as the Deferred Balance, not to exceed $55,000. The Accrued Interest and Deferred Balance were added to the principal balance of the loan and will be paid without interest on the maturity date. The maturity date of the loan was extended to

           April 30, 1997. During the period from July 1, 1992 through April 30, 1994, interest only shall be paid on the principal sum of $4,291,717.51 based upon a rate calculated by adding 2.25% to the two year Treasury Note rate (computed on the average rate of the last five business days in the month of May 1992). This interest rate is 7.53%, resulting in a monthly interest payment of $26,930.53. During the period from May 1, 1994 through April 30, 1996, interest shall be paid on the principal sum of $4,291,717.51 based upon a rate calculated by adding 2,75% to the two year Treasury Note rate (computed on the average rate of the last five business days in the month of April 1994) and an additional monthly payment of principal shall be made based upon a thirty year amortization schedule. During the period from May 1, 1996 through April 30, 1997, interest shall be paid on the principal sum of $4,291,717.51 based upon a rate calculated by adding 3.00% to the two year Treasury Note rate (computed on the average rate of the last five business days in the month of April 1996) and an additional monthly payment of principal shall be made based upon a twenty eight year amortization schedule. On April 30, 1997, all principal, unpaid interest, and the Deferred Balance shall be due and payable.

           Under the Plan, Old Stone Bank agreed to make available to the Partnership the balance in the cash reserve fund, approximately $162,800, together with $125,000 contributed by the Partnership, for capital improvements, renovations, and repairs specified in the Plan. These funds held in the Capital Improvement Reserve Fund are subject to signatures of a representative of Old Stone Bank and the Partnership.

           As required by the Plan, the Partnership established a second escrow account at Old Stone Bank as a Note Payment Reserve in the amount of $40,000. This account shall only be used when the available monthly cash flow from the Manassas Property is less than the monthly debt service. On the first anniversary date of the Effective Date, an amount will be deposited by the Partnership to replenish the account. On the second anniversary of the Effective Date, the account balance will be returned to the Partnership.

           The Class Three Creditor group consisted of Amherst Properties, Inc. The Plan requires that on the Effective Date, a promissory in the principal amount of $50,000 payable at the rate of $20,000 per year with interest of 6% per annum until paid shall be given by the Partnership to Amherst Properties, Inc. At the option of the Class Three Creditor, the note or any part of the note may be converted to partnership interests at a conversion price of $100 per partnership unit. On August 1, 1993 Amherst Properties, Inc. exercised such option and the partnership issued 500 units as payment against the $50,000 principal due. The remainder of the Class Three Creditor claim is subordinated to the claims of Class Two and Class Four Creditors and are to be paid from future cash flow only after the payments required under the Plan have been made to all other Classes of Creditors.

           The Class Four Creditor group consisted of all unsecured creditors who are to be paid 50% of their claims upon the Effective Date of the Plan with the remainder being paid on the anniversary date on the confirmation.

           The Class Five Creditors group consisted of all Equity Security Holders. At its option, each holder of a Class Five Equity Interest was entitled to retain its equity Security in the Partnership by making a capital contribution in an amount equal to a total of eight percent (8%) of the original capital investment. To the extent a Class Five Equity Security Holder failed to make a capital contribution, then that respective Holder's interest in the Partnership was deemed null and void. The original investment made to the Partnership equaled $6,005,000, and the new capital raised under the Plan was $480,400.

           The capital contribution was payable in two installments, the first installment was due within 25 days of the approval of the Disclosure Statement (June 24, 1992) in the amount of five percent (5%) of the original investment, and the remainder of three percent (3%) was due on the first anniversary of the confirmation of the plan. Any partner failing to make the five percent (5%) contribution was deemed to be a declining partner. A second opportunity gave contributing partners the right to contribute for additional partnership shares determined by the increased percentage changed resulting from non contributing partners and the right to request additional interests. If a contributing partner made the initial five percent capital contribution but failed to make the additional three percent (3%) capital contribution, other contributing partners who have made both cash contributions were given the option to make the declining three percent (3%) capital contribution and receive the pro-rata interest in the Partnership represented by that capital contribution. The declining subscribing partner who made the five percent (5%) capital contribution, retained the interest represented by the five percent (5%) contribution. Only two opportunities were offered. Partnership shares dated August 28, 1992 were issued for the first installment contribution. Partnership shares dated August 1, 1993 were issued for the second installment contribution.

           Under the Plan, the Amended Partnership Agreement was further modified to provide for future cash calls as deemed appropriate by the General Partner. Such cash calls shall not cause a forfeiture of Partnership interest for any Equity Security Holder who has made the subscriptions required by the Plan, however, any future cash call may result in a dilution in Partnership Interest.

           When an entity emerges from a Chapter 11 reorganization, it must determine if the reorganization value of its assets before the date of confirmation is less than the total of all post-petition liabilities and allowed claims, and if the holders of existing voting shares immediately before confirmation receive less than fifty percent (50%) of the voting shares of the emerging entity.
           If these conditions exist, then the entity adopts fresh-start reporting which adjusts the historical amounts of individual assets and liabilities, reports forgiveness of debt, and creates a new reporting entity.

           These conditions did not exist and the partnership did not adopt fresh-start reporting.


NOTE 4:     CAPITAL CONTRIBUTIONS

           Under the provisions of the Plan of Reorganization, the general partner notified all limited partners of their right to make a capital contribution and the consequences of any failure to make the required capital contribution. The new capital raised under the Plan was $480,400: $300,250 from the 5% contribution due July 19, 1992, (25 days after the date of approval of the Disclosure Statement by the Bankruptcy Court) and $180,150 from the 3% contribution due July 28, 1993 (the first anniversary of the date of confirmation of the Plan of Reorganization).

           The partnership received $480,400 related to the cash call and the partnership issued 6,005 units.

           Under the Plan of Reorganization, the general partner, Amherst Properties, Inc. had the right to convert its approved claim of $50,000 represented by a Note dated August 28, 1992, into a partnership interest in the reorganized partnership at the conversion price of $100.00 per partnership unit. On August 1, 1993, Amherst Properties, Inc. exercised that right and 500 units were issued.

           As of September 30, 1995, a total of 6,505 units had been issued.


NOTE 5:     SECURED CLAIMS:

           Secured claims as of September 30, 1994 and September 30, 1995, which are collateralized by liens on the Partnership's rental property, including their related leases, accounts receivable, and vehicle, are summarized below:


       Lender                 Property         Sept 30, 1994     Sept 30, 1995

Old Stone Bank, FSB       The Sudley Tower
Now, Regency Savings      (Office Bldg)
Bank                      Manassas, VA         $ 4,706,414       $ 4,672,365

Seamen's Bank for         Sheridan Hills
Savings, FSB              Plaza
Now, Regency Savings      (Shopping Ctr)
Bank                      Amherst, NY              3,037,775         3,001,002

First Virginia Bank       Vehicle                      5,984             1,197

Totals                                           $ 7,750,173       $ 7,674,564
                                               ===========      ===========

           Scheduled maturities of secured claims at September 30, 1995, are as follows:

                FYE  1996               $   78,979
                FYE  1997                7,595,585
                FYE  1998 and after              0
                Total                   $7,674,564
                                        ==========




           Old Stone Bank, FSB/Regency Savings Bank:

           On June 30, 1992, Gran-Mark Income Properties Limited Partnership and Old Stone Bank entered into a Modification Agreement and Allonge Promissory Note to modify the promissory note dated May 29, 1987. The modification extends the maturity date to April 30, 1997. For the period from July 1, 1992 through April 30, 1994, monthly payments of interest only at the rate of 7.53% (2,25% added to the average two year U.S. Treasury Bill Rate for the last five business days of May, 1992, and calculated upon the principal outstanding), in the amount of $26,930.53 were due. For the period from May 1, 1994 through April 30, 1996, monthly payments of principal and interest are calculated based on an interest rate calculated by adding 2.75% to the average two year U.S. Treasury Bill Rate for the last five business days of April, 1994, and calculated upon the principal outstanding, plus a thirty year amortization of the principal balance of $4,291,717.51. For the period from May 1, 1996 through April 30, 1997, monthly payments of principal and interest will be calculated based on an interest rate calculated by adding 3.0% to the average two year U.S. Treasury Bill Rate for the last five business days of April, 1996, and calculated upon the principal outstanding, plus a twenty eight year amortization of the principal balance. On April 30, 1997, all principal and accrued, unpaid interest is due plus a Deferred Balance of interest (totaling $374,761.19) and unpaid fees in the amount not to exceed $55,000. Interest charged to operations during the years ending September 30, 1995, 1994, and 1993, was $359,156, $338,996, and $323,166,
           respectively, and during the period ending June 30, 1996, was $265,932.


           Seamen's Bank for Savings/Regency Savings Bank:

           The mortgage bears interest at the rate of 10.31%; 2.5% over the Federal Home Loan Bank Board Five Year Advance Rate. The loan matures in January, 1997, at which time a balloon payment of approximately $2,944,200 will be due. Fixed monthly payments of $27,708 through January 1992 were based upon a thirty year amortization period. Commencing in February 1992, constant monthly payments in the amount of $28,936 are based on a twenty-five year amortization period.


<PAEG>
           The mortgage may only be prepaid in the fifth, ninth or tenth years subject to a penalty of 1% in years five and ten and 2% in year nine, or if greater (in years nine and ten, only) 1% plus the prepayment fee then charged by the Federal Home Loan Bank Board. Interest Charged to operations during the years ending September 30, 1995, 1994 and 1993, was $310,142, $313,761, and $317,026;
           respectively, and during the period ending June 30, 1996, was $229,892.


           First Virginia Bank

           On November 21, 1991, the Partnership acquired a 1991 Chevrolet truck. The acquisition was financed solely with a loan in the amount of $15,665, for which the vehicle is collateral. The loan required forty eight (48) constant monthly payments of $398.95, which commenced on January 5, 1992. The interest charged to operations ending September 30, 1995, 1994, and 1993, was $378, $804, and $1,190, respectively, and during the period ending June 30, 1996, was $23. Both the truck and the loan are in Amherst Properties, Inc's name, but the truck was paid for solely by the Partnership.


           UNSECURED CLAIMS:

           Unsecured claims (accounts payable) as of September 30, 1995 are summarized below:

           Manassas Office Building
                Utilities                      $ 20,676
                Repairs & Maintenance               238
                Payroll Taxes                       184
                Office                               17
           LCS - Computers                       21,344
           Legal                                  8,203
           Legal Fees Related Party              22,870
           Accounting                             2,405
           Milpitas Investors                     5,875
           Construction Management -
           Related Party                       $  5,115

           Total                               $ 86,927
                                               ========



NOTE 6:     RELATED PARTY TRANSACTIONS:

           Management Agreements

           The Partnership maintains a management agreement with Amherst Properties, Inc. (the current general partner) for each of the two properties. The agreement provided for a monthly payment of management fees in the amount of six percent (6%) of gross rents collected and reimbursement of out-of-pocket expenses incurred in connection with each property. Amherst Properties, Inc. has subcontracted the day to day management and leasing responsibility for the Amherst shopping center to a non-affiliate, Center Associates, Realty Corp., for $1,000.00 per month. In accordance with the partnership and management agreements, Amherst Properties, Inc. is responsible for all third party management expenses.

           On September 24, 1994, Amherst Properties, Inc. executed an agreement with Center Associates Realty Corp. to extend the management contract for the Amherst Shopping Center. Under this agreement the expiration date was extended to September 30, 1996. All other terms and conditions remain the same.

           On September 30, 1992, the partnership executed and Amendment to Management agreement with Amherst Properties, Inc. for each of the two management agreements, extending the expiration date of each agreement to September 30, 1996. All other terms and conditions remain the same.






           Accordingly, aggregate management fees charged to operations for the years ended September 30, 1995, 1994, and 1993, are as follows:

                                             1995          1994          1993

           Amherst Properties, Inc.   $   114,231   $   103,580   $    95,231
           Total                      $   114,231   $   103,580   $    95,231

           As of September 30, 1995, $101,376 of these fees remain payable to Amherst Properties, Inc.

           Reimbursement of Partnership Operating Expenses

           The Partnership agreement provides for reimbursing the general partner and its affiliates for costs of providing administrative services to the partnership. Such reimbursements charged by and paid to the current general partner for operations are $55,650.70 for fiscal year ending September 30, 1993, and none for fiscal year ending September 30, 1994. Reimbursements charged by and included in the accounts payable as of September 30, 1995, are $27,985.00 and noted as related party items. Reimbursements of $4,174 were charged by and paid during the current fiscal year.

           During the period of October 1990 through December 1990, the general partner paid $79,994 in various costs for the Partnership. During prior periods, $20,174 of these costs have been reimbursed to the general partner, and during the current period an additional $15,000 was reimbursed, leaving a balance of unreimbursed costs of $44,820 as of December 31, 1995. These unreimbursed costs are included in Management Fees Payable to Amherst Properties, Inc. The Partnership has agreed to pay interest at the rate of 12% on these unreimbursed costs from December 31, 1990, until paid. Interest accrued for prior periods is $42,875, less payments of interest made during the prior fiscal year of $15,068 and $5,700 during the current period.
           A prior adjustment has been made to reflect the accrual of the additional interest due of $24,807 due to September 30, 1995. Interest charged to operations during the current fiscal year is $4,200.

           Certain administrative expenses, such as telephone charges, and operating expenses incurred on the Partnership's behalf by Amherst Properties, Inc. are billed to Amherst Properties, Inc. but are paid directly by the Partnership.

           During the current fiscal year, the Partnership paid $6,710 for the down payment and monthly loan payments on a vehicle owned by Amherst Properties, Inc. Both the vehicle and loan are in Amherst Properties, Inc.'s name. These payments have reduced the Management Fees Payable to Amherst Properties, Inc.

           Promissory Note

           As provided for in the approved Plan of Reorganization, the Class Three Creditor, Amherst Properties, Inc. was given a note of $20,000 per year with interest of 6% per annum until paid. At the option of Amherst Properties, Inc., the note or any part of the note may be converted to a Partnership interest in the reorganized Partnership at a conversion price of $100.00 per Partnership unit. The remainder of the Class Three Creditor's Claim was subordinated to the claims to the Class Two and Class Four Creditors and will be paid from future cash flow after the payments required under the Plan have been made.

NOTE 7:     OPERATING LEASES

           Minimum future rentals to be received under noncancelable operating leases from tenants of both properties in effect at September 30, 1995 are as follows:


                 Year ending September 30,                           Amount

                 1996                                             $ 1,650,003
                 1997                                               1,167,398
                 1998                                                 848,263
                 1999                                                 626,038
                 Subsequent to 1999                                 1,654,154

                 Total minimum future rentals                     $ 5,945,856
                                                                ===========

           General leasing arrangements include a remaining fixed rental term with annual increases, pro rata share of increases in property expenses, and various renewal options. Leases of several of the shopping center tenants provide for additional rents when the tenants' sales volumes exceed stated amounts. Amounts received to date under these provisions have not been significant.


NOTE 8:     INCOME TAXES

           A basic requirement of Federal tax law requires that a partnership's general partners assume unlimited liability. Requirements, among others, in determining whether a limited partnership will be recognized as a partnership or if it will be recognized as a corporation are as follows:

           A. Limited partners may not own directly or indirectly more than 20 percent of the corporation or its affiliates.

           B. The net worth of the corporation must at all times be a minimum of 10 percent of total partnership contribution.

           Affiliates of one of the Partnership's limited partners own a two-thirds interest in Amherst Properties, Inc. and Amherst Properties' net worth is less than the guidelines suggest. Accordingly, the possibility exists that the Partnership could be classified as an association and be subject to corporate tax laws, which could result in the disallowance of previous deductions taken by limited partners on their individual returns.

           As previously noted in Securities and Exchange Commission filings, the previous managing general partner has not met the net worth requirements since 1987.

           The Tax Reform Act of 1986 required the Partnership to change its reporting period for income tax purposes to a calendar year. The change became effective for the three month period ending December 31, 1988.




NOTE 9:     PARTNERSHIP ALLOCATIONS:

           Partnership income and net cash from operations are allocated 99% to the limited partners and 1% to the general partner until the limited partners have received their cumulative 7% priority return. After this return has been achieved, the general partner will then be allocated its annual incentive management fee so that total distribution will aggregate 10% to the general partner and 90% to the limited partners in accordance with the Partnership Agreement.

           The general partner will then receive its deferred incentive management fee, if any, and any remaining income. Net cash from operations in allocated 90% to the limited partners and 10% to the general partner. Losses are allocated 99% to the limited partners and 1% to the general partner.

NOTE 10:    MANAGEMENT PLANS:

           Due to the past financial condition of the Partnership, Amherst Properties, Inc. had deferred collection of most management fees accrued for the period from October 1990 to September 30, 1993 and advanced funds, to pay operating expenses, legal fees and real estate commissions.

           At the time the new general partner, Amherst Properties, Inc., commenced managing the properties, there existed no operating funds and a negative cash-flow. Significant legal bills and real estate commissions were payable, numerous maintenance and heating and air-conditioning problems at the office building existed, as well as a serious default of the required loan payments to Old Stone Bank.

           At the present time current rental income covers the operating expenditures on both properties.

           The success for the Manassas office building is dependent upon three major factors:

           1. The ability to successfully compete with existing office buildings in Prince William County.

           2.    The ability to attract new tenants from adjacent counties.

           3.    Achieving and maintaining a high rate of occupancy.

           Over the past year the managing general partner has continued to improve the situation with regard to these factors. The managing general partner has modernized the office building (renovation of lobby, completely overhauled and computerized HVAC operations, repaved parking lot, new signage) and renovated a considerable amount of leasable space to successfully compete with existing buildings. The office building has a competitive advantage because of easy access to and from major highways, efficient heating and air-conditioning, an effective security system and high rise view of surrounding scenic areas.

           Management's efforts over the past several years brought to fruition an office building which is more than 95% leased and occupied. The management team overcame the loss of major tenants leasing more than 20,000 square feet. Management sought and obtained a signed lease with a major real estate broker and several mortgage companies.

           Present plans are to develop a self sufficient financial center for loans, banking, mortgage, home real estate sales, with necessary support services. These tenants which have stood the test of time not only survived the crunch of the early '90's but have expanded and became more profitable.

           Management is generating a capacity for the roof top to accommodate 50 antennae. A rail system has been built to anchor the antennae and electronics will continue to be managed by RAM. The number of licensed antennae users has increased to 15.

           More repairs, maintenance, and upgrading are needed at the office building to continue to attract and retain tenants. They are as follows:

           1.  Power clean the exterior facade of the building.
           2.  Renovate bathrooms.
           3. Renovate the hallways of the upper floors, carpeting, wallpaper, ceiling, and lighting.
           4.  Caulking the windows and window frame.
           5.  Landscaping the building site front and rear.
           6. Installation of energy efficient lighting and motors which power the heating and hot water system.


           The work for upgrading the building and performing needed repairs and maintenance began with the new management and continues.

           In April and May 1993, the Partnership entered into contracts totaling $131,750 for renovations of the lobby and for modifications to the first and fifth floor bathrooms to comply with the Americans Disabilities Act requirements. Construction began in May 1993 and was completed in September 1993. The partnership contracted for renovation and modifications to the bathrooms of the fifth (5th) floor to comply with the American Disability Act requirements. Construction was completed in March 1994. The cost was $32,207. Payments for these renovations were made from the Capital Improvement Reserve Fund.

           As of March 1994, other completed improvements include walk-off mats in the lobby, a glass enclosed entrance way, an additional lobby directory, automatic door openers at the front and rear entrances, resurfacing of the entire parking lot, and replacement of 105 fifteen foot heating tubes in the boiler.

           A new roof was installed and the sidewalk was resurfaced at the entranceway in the front of the building. The building facade was power washed at the front entrance. The parking lot has been resurfaced.

           For tenant retention and attracting new tenants, various tenant incentives are offered according to the needs of each existing and prospective tenant. These include special buildouts, facilities, wiring for special equipment, plumbing for kitchens, assistance in moving, providing furniture and furnishings when available, as well as targeting a rental program to meet the business needs of the tenant. These costs are reflected in Building Improvements.

           Management is continuing to provide conscientious maintenance which includes caulking windows, clean and polish marble in lobby area and power wash the entire exterior of the building.
           The property in New York is a shopping center with an occupancy of 95%. This shopping center was built in 1980. The location is ideal for a shopping center because of the area's economic activity and its proximity to Canada, which is approximately 25 miles away. Many Canadians visit and shop at the center to avoid high Canadian prices and sales tax. However, the center needs to be revitalized with the renovation of its exterior facing, landscaping, resurfacing the parking lot and renovation of the interior stores.

           Management continues to focus on two major aspects to increase the net operating income:

           1. Improving the overall exterior and interior appearance, and
           2.    Lowering real estate taxes.

           Hills Department Store, the major tenant, has completely renovated the interior of the Hills Department Store facility at a cost of approximately $650,000, of which Gran-Mark Income Properties Limited Partnership agreed to contribute $125,000 on the condition that the Lease Agreement be affirmed. The renovation was completed in June 1993. The Lease Agreement was affirmed in November.

           After renovation, it is typical for the Hills Department Store to increase its sales by approximately 15% to 20% which will then bring Hills very close to the maximum level of sales under the base rent. Any increase in sales above the base level will require Hills to pay overage rent.

           The shopping center is in need of a facelift and repairs to reduce tenant turnover and attract new tenants. This spring management will focus on:

           1.    Concrete and sidewalk repairs.
           2.    Power wash and clean the facade.
           3.    Landscape the shopping center land area.
           4.    Repair the parking lot.
           5. Install a new exterior facade for all storefronts except Hills Department Store.

           Management continues to be optimistic about the shopping center as sales of our major tenants continue to increase.

Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operations:


General

During the nine month period ending June 30, 1996, the Partnership's cash position changed from $542,360 to $548,062.

The occupancy of the Manassas office building was approximately 95% on June 30, 1996, and the occupancy of the shopping center was approximately 95% on June 30, 1995.

Partners' equity totaled $1,521,511 as of June 30, 1996, a decrease of $24,438 from September 30, 1995.

The Partnership's net loss for the quarter ending June 30, 1996, was $63,440,as compared to a loss of $103,664 for the quarter ending June 30, 1995.


Results of Operations

The shopping center's occupancy rate remains at approximately 95%. The shopping center continues to generate a positive cash flow.

The office building was approximately 95% leased on June 30, 1996, compared to 95% for the quarter ended June 30, 1995. The office building continues to generate a positive cash flow.

During the nine months ending June 30, 1996, Total Revenue has increased by $110,181 or 7.8%; Total Expenses have decreased by $21,550 or 1.4%, and the Net Income has increased by $131,731 as compared to the same period last fiscal year.

The decrease in expenses is due primarily to the decrease in utilities; a decrease in repairs being made to the office building; and a decrease in real estate taxes. These decreases are partially offset by the increase in management fees.


Trends & prospective information
See Item 1 - Selected Financial Data - Page 12

There are no material events and uncertainties that would result in historical operations and financial condition not being indicative of future operations or financial condition.

Current management expects that the capital improvements will improve the appearance of the properties, thus successfully compete with existing office buildings and shopping centers and achieve a high rate of occupancy.

For further information see Notes to Financial Statement - Note 10: Management Plans.

Liquidity

At the present time current rental income covers the expenditures for both properties.

Monthly partnership incoming cash flow has increased and monthly partnership outgoing cash flow has been reduced since the new managing general partner has taken control of the properties in October 1990.

During the nine month period ending June 30, 1996, $199,745 of cash was provided by operations (see Statement of Cash Flows). This reflects a decrease in cash flow from operations of $107,280 over the previous nine month period ending June 30, 1995, due primarily to the increase in cash when FDIC terminated the requirement for escrow payment to be included in the mortgage payment for the shopping center during the prior year; and the prepayment of one year's rent by a Manassas tenant in April 1995.

As a result of the restructured mortgage on the Manassas office building, the cash contributions of the investors and the additional funds from Old Stone Bank, it is our opinion that we have on hand and will generate from rental income efficient cash to support the operations of the partnership for the next 12 months.

The managing general partner deferred payment of most of its management fees since October 1990 to allow the partnership to continue to improve its financial position. Payments of $121,373 were made to the general partner during the nine month period ending June 30, 1996, for current and past management fees of $84,790, $30,883 in reimbursements, and $5,700 in interest.


Capital Resources
Current Management estimates the current market value to be $10,000,000. It is management's intent to refinance the mortgages when due January 1, 1997 and April 30, 1997.

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

              Chapter 11 filing - See Note 3 to Financial Statements
               at Part I - Item 1

               Law Suite Filing - See Note 10 to Financial Statements at Part I - Item 1

Item 2 - Changes in Securities
          None

Item 3 - Defaults Upon Senior Securities
          None

Item 4 - Submission of Matters to a Vote of Security Holders

              On August 2, 1990, Amherst Properties, Inc. sent voting materials to limited partners of Gran-Mark Income Properties Limited Partnership and by August 24, 1990 had received written consents from a 60% majority of the units on favor of the removal of the former general partners and the substitution of Amherst Properties, Inc. as the new general partner.

Item 5 - Other Information
          None

Item 6 - Exhibits and Reports on Form 8-K
          None

Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GRAN-MARK INCOME PROPERTIES
                                    LIMITED PARTNERSHIP
                                  By: Amherst Properties, Inc.
                                      General Partner
                                  By:



August 12, 1996                         Louis J. Marin
Date                                    Louis J. Marin
                                        President