Form 10-K
period 1996-09-30
GRAN MARK INCOME PROPERTIES LTD PARTNERSHIP
filed 1997-01-03
CIK 770319

United States
Securities and Exchange Commission
Washington, D.C.  20549


FORM 10 - K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1996

Commission File Number 0-15256

Gran-Mark Income Properties Limited Partnership
(Exact Name of Registrant)

A Maryland Limited Partnership            52-1425166
(State of Organization)                   I.R.S. Employer ID

c/o Amherst Properties, Inc.; 7900 Sudley Road, Suite 900,
                    Manassas, Virginia  22110

Registrant's Telephone Number, including Area Code (703) 368-2415

Securities Registered Pursuant to Section 12(b) of the Act;

None

Securities Registered Pursuant to Section 12(g) of the Act;

Limited Partnership Interest (Filed on December 17, 1986)
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         X  Yes        No

At September 30, 1996, the registrant had outstanding 6,505 units of limited partnership interest. The units are not readily marketable and have a stated value of $1,000 per unit.

Amherst Group Management, Inc.("AGM"), an affiliate of Amherst
Properties, has signed a contract for management of the office building and shopping center with management fees currently based on 6% of gross revenues, starting October 1, 1990. Amherst Properties, Inc. has subcontracted with Center Association, Inc., an unrelated entity, to provide certain management services for the shopping center. In accordance with the Partnership Agreement, AGM is responsible for all third party management expenses.

The Partnership's properties compete with other similar type properties in their respective geographic markets.

ITEM 2 - Properties

OFFICE BUILDING

The Partnership owns a nine-story, air-conditioned, multi-tenant office building with three self-service elevators located in Manassas, Virginia, on Sudley Road (State Route 234), a six lane median highway, just south of I-66, which provides direct access to Washington, D.C., and points in Northern Virginia. Completed in 1974, the office building has a gross area of approximately 95,000 square feet of which approximately 90,933 square feet are rentable. The office building is located on approximately 4.9 acres and has on-site parking for 337 cars, which exceeds the applicable zoning requirements.

As of September 30, 1996, the office building was approximately 96% leased with two tenants leasing in excess of 10% which together lease approximately 26.7% of the office building.

Because of the loan restructuring with Old Stone Bank in 1992, the debt service requirements have been reduced. This reduction is now reflected in the rental structure which has been lowered to be more competitive in the marketplace. The completed renovation of the lobby gives the building a more inviting look for the nineties.

The office building has been known as the First Virginia Building until First Virginia Bank terminated its lease in November 1990. The building name has been changed to The Sudley Tower.

SHOPPING CENTER

Sherdian Hills Plaza, a one-story shopping center completed in 1980, has approximately 117,000 square feet of rental space, 652 parking spaces, and is located on approximately 15 acres in Amherst, New York (a suburb of Buffalo, New York). As of September 30, 1995, 95% of the shopping center was leased with the primary tenants being Hills Department Store and Fay's Drug Company, Inc. (Fay's Drug Stores), which together lease nearly 86% of the shopping center. On September 12, 1996, the shopping center was sold for $3,625,000. The outstanding principal balance on the mortgage of $2,962,361 was paid from the gross proceeds, as well as $295,791 in selling expenses and other related disbursements. The proceeds to the Partnership were $366,888, less additional legal fees of $16,000, resulting in net proceeds of $350,888.

The managing general partner believes that the property is adequately covered by insurance.

Item 3 - Legal Proceedings

Chapter 11 Filing - See Note 3 to Financial Statements at Item 8.

Law Suit Filing - See Note 10 to Financial Statements at Item 8.

Item 4 - Submission of Matters to a vote of Security Holders

On August 2, 1990, Amherst Properties, Inc. sent voting materials to limited partners of Gran-Mark Income Properties Limited Partnership and by August 24, 1990, had received written consents from a 60% majority of the units in favor of the removal of the former general partners and the substitution of Amherst Properties, Inc. as the new general partner.

PART II

Item 5 - Market for Registrant's Common Equity and related Stockholders
Matters

There is no established public trading market for the class of limited Partnership units. The most recent price that the current general partner is aware of is $100 per $1,000 unit paid in early 1991 paid by an officer of the current general partner of the units owned by a third party.


Item 6 - Selected Financial Data

For the Year ended September 30,   1996        1995        1994        1993

Total Revenue                 $ 2,002,248   1,870,121   1,735,895   1,605,755

Net Loss                      $   (46,830)   (217,247)   (270,949)   (389,950)
Net Loss per weighted
average limited
partnerhsip unit              $     (7.13)     (33.06)     (41.24)     (98.59)

Total assets                  $ 6,447,761   9,646,798   9,930,069  10,311,631

Mortgages payable             $ 4,634,915   7,673,367   7,744,189   7,790,440



Item 7 - Management's discussion and Analysis of financial condition and results of operation

General

During the fiscal year ending September 30, 1996, the Partnership's cash position changed from $542,360 to $963,019.

The occupancy of the Manassas office building was approximately 96% on September 30, 1996.

Partners' equity totaled $1,499,119 as of September 30, 1996, a decrease of $46,830 from the prior year.

The partnership's net loss for the fiscal year ending September 30, 1996, was $46,830; a decrease of $170,417 from a loss of $217,247 for the fiscal year ending September 30, 1995.



Results of Operations

The shopping center's occupancy rate was approximately 96% on September
12, 1996, about the same as for the year ended September 30, 1995, and a decrease from 100% for the year ended September 30, 1994. The shopping center generated a positive cash flow.

The office building's occupancy rate was approximately 96% on September 30, 1996. The office building was approximately 96% and 88% leased for the years ended September 30, 1995 and 1994, respectively. It is anticipated that most of the current tenants will remain at least through 1997. The office building generates a positive cash flow.

During fiscal year ending September 30, 1996, revenues have increased with a commensurate increase in management fees based on a percentage. Interest expenses were affected by the scheduled rate increase and an increase in interest rates for U.S. Treasury Bills on the office building mortgage and the sale of the New York property. Expenses for depreciation and amortization have slightly decreased. The expense for utilities decreased due to the installation of energy efficient light fixtures. Real estate taxes have increased due to an increase in assessed values and the imposition of a tax by Prince William County for storm water management. Expenses for property maintenance and repairs have increased due to completion of several maintenance and replacement projects. Preventive maintenance programs continue to protect and improve the buildings and grounds. General and Administration Expenses have decreased due to the sale of the New York Shopping Center. See Notes to Financial Statement - Note 10: Management Plans.

Trends & prospective information

See Item 6 - Selective Financial Data

Sale of the shopping center is a material event which results in the historical operations and financial condition not being indicative of future operations or financial condition.

Current management expects that the capital improvements will continue to improve the appearance of the Manassas property, that the building will continue to successfully compete with existing office buildings and shopping centers, and will maintain a high rate of occupancy. Since November 1993 the Office Building is nearing 100% occupancy.

For further information see Notes to Financial Statement - Note 10:
Management Plans.

Liquidity

At the present time current rental income covers the expenses on the property.

Monthly partnership incoming cash flow has increased and monthly partnership outgoing cash flow has been reduced since the new managing general partner has taken control of the properties in October 1990.

During fiscal year ending September 30, 1996, $336,399 of cash was generated from operations. This reflects a decrease in cash flow from operations of $28,564 over the previous fiscal year due primarily to the increase in tenant rents receivable and the receipt of a full year's rent from a Sudley Tower tenant for this fiscal year but received in the prior year.

The managing general partner deferred payment of most of its management fees since October 1990 to allow the partnership to continue to improve its financial position. The cash flow during the current year was sufficient to pay the current year's fees plus $21,294 of prior years' fees.

Funds were also used to acquire additional office equipment of $18,676 and make building improvements of $158,014. The building improvements included $150,215 for energy efficient light fixtures.

Capital Resources

Current management estimates the current market value to be more than $6,000,000. An improvement in the commercial rental real estate market and an increase in the occupancy of the Manassas office building would have a major effect on the market values of the properties.

The Partnership received cash from the sale of the New York shopping center. The mortgage payable on the Manassas property, which is due April 30, 1997, is anticipated to be refinanced.

Item 8 - Financial Statements and Supplementary Data

Independent Auditor's Report.........................7
Balance Sheets.......................................8-9
Statements of Income.................................10
Statements of Changes in Partners' Equity............11
Statements of Cash Flow..............................12-13
Notes to Financial Statements........................14-29

Accompanying schedules are omitted since they are included in the Notes.


Jennifer A. Jones, CPA, Ltd.
10615 Judicial Drive, Suite 701
Fairfax, VA 22030
703-352-1587


November 19, 1996

Independent Auditors Report



To the Partners of Gran-Mark Income
Properties Limited Partnership
7200 Sudley Road, Suite 900
Manassas, VA 22070


I have audited the accompanying balance sheets of Gran-Mark Income
Properties Limited Partnership as of September 30, 1996 and 1995, and the related statements of income, changes in partners equity, and cash flows for the years ending September 30, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnerships management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gran-Mark Income Properties Limited Partnership as of September 30, 1996 and 1995, and the results of its operations and its cash flows for the years ending September 30, 1996, 1995 and 1994, in conformity with general accepted accounting principles.




                    Jennifer A. Jones, CPA, Ltd.

Gran-Mark Income Properties Limited Partnership
Balance Sheets
September 30, 1996 and 1995


ASSETS

                              9/30/96              9/30/95
CURRENT ASSETS

Cash                                         $   963,019          $   542,360
Tenant Rents Receivable                          133,343               30,124
Prepaid Expenses and Other                        30,202               47,210
Mortgage Escrow Accounts                          30,816               27,831

Total Current Assets                           1,157,380              647,525


FIXED ASSETS:

Land                                             418,598            1,114,193
Buildings                                      6,594,998           10,547,032
Building Improvements                            654,858              611,992
Vehicle and Office Equipment                      41,064               38,053

Total                                          7,709,518           12,311,270
Less: Accumulated Depreciation                 2,462,063            3,365,558

Total Book Value of Fixed Assets               5,247,455            8,945,712


OTHER ASSETS:

Deferred Costs net of accumulated
amortization of $199,315 and
$255,187 as of June 30, 1996,
and September 30, 1995, respective                42,926               53,561

Total Other Assets                                42,926               53,561

Total Assets                                 $ 6,447,761          $ 9,646,798

<F/N>
See Notes to the Financial Statements

Gran-Mark Income Properties Limited Partnership
Balance Sheets
September 30, 1996 and 1995


LIABILITIES AND PARTNERS' EQUITY

                                                 9/30/96              9/30/95
CURRENT LIABILITIES:

Accounts Payable                             $    55,344          $    86,927
Accrued Inter                                     46,478               55,516
Accrued Expenses                                  83,199               59,964
Unearned Rental Income                             8,554               65,417
Current Portion of Note Payable                        0                1,197
Current Portion of Mortgages Payable           4,634,915               77,782

Total Current Liabilities                      4,828,490              346,803


LONG-TERM LIABILITIES:

Tenant Security Deposits Payable                  44,746               57,085
Management Fees Payable to Amherst
Properties, Inc.                                  75,406              101,376
Mortgage Payable - Office Building                     0            4,635,333
Mortgage Payable - Shopping Center                     0            2,960,252

Total Long-Term Liabilities                      120,152            7,754,046

Total Liabilities                              4,948,642            8,100,849



CONTINGENCIES AND COMMITMENTS (Notes 3 through 10)

                                                 9/30/96              9/30/95
PARTNERS' EQUITY:

General Partner                              $   (20,315)         $   (19,847)
Limited Partners (12,000 units
authorized; 6,505 issued and
outstanding)                                   1,519,434            1,565,796

Total Partners' Equity                         1,499,119            1,545,949

Total Liabilities and
Partners' Equity                             $ 6,447,761          $ 9,646,798


<F/N>
See Notes to the Financial Statements.

Gran-Mark Income Properties Limited Partnership
Statements of Income
For Fiscal Years Ending September 30, 1996, 1995 and 1994


                         9/30/96         9/30/95         9/30/94

REVENUE:
Rental                            $ 1,686,507     $ 1,613,965     $ 1,483,926
Tenant Reimbursements                 355,729         234,822         241,403
Interest                               10,017          10,050           8,535
Other                                  26,410          11,284           2,031
Loss on Sale of Asset                 (76,415)              0               0

Total Revenue                       2,002,248       1,870,121       1,735,895


EXPENSES:
Interest                              634,377         684,743         653,561
Depreciation & Amortization           432,665         442,982         446,725
Utilities                             198,603         219,100         206,717
Real Estate Taxes & Licenses          234,218         230,229         232,290
Property Maintenance & Repairs        235,148         195,531         210,205
Management Fees                       115,093         114,231         103,580
General & Administrative Expenses     198,974         200,552         153,766

Total Expenses                      2,049,078       2,087,368       2,006,844

Net Loss                           $  (46,830)     $ (217,247)     $ (270,949)

Allocation of Net Loss:
General Partner                    $      468      $    2,172      $    2,709
Limited Partners                       46,362         215,075         268,240

Net Loss per weighted
average Limited Partnership
unit (6,505 units)                 $     7.13      $    33.06      $    41.24


<F/N>
See Notes to the Financial Statements.

Gran-Mark Income Properties Limited Partnership
Statements of Changes in Partners' Equity
For the Years Ending September 30, 1996, 1995 and 1994


                             General    Limited
                             Partner    Partners        Total


Balance, September 30, 1993              $   (14,966) $ 2,049,111 $ 2,034,145


Net Loss Fiscal Year Ending 1994              (2,709)    (268,240)   (270,949)

Balance, September 30, 1994              $   (17,675) $ 1,780,871 $ 1,763,196



Net Loss Fiscal Year Ending 1995              (2,172)    (215,075)   (217,247)

Balance, September 30, 1995              $   (19,847) $ 1,565,796 $ 1,545,949



Net Loss Fiscal Year Ending 1996                (468)     (46,362)    (46,830)

Balance, September 30, 1996              $   (20,315) $ 1,519,434 $ 1,499,119


<F/N>
See Notes to the Financial Statements

Gran-Mark Income Properties Limited Partnership
Statements of Cash Flow
For the Fiscal Years Ending
Ending September 30, 1996, 1995 and 1994

                        9/30/96          9/30/95         9/30/94
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income or Loss from
Statement of Income               $  (46,830)     $  (217,247)    $  (270,949)

Adjustments to reconcile net loss
to cash provided by (used in)
operating activities:
Depreciation & Amortization          432,665          442,982         446,725
Loss on Vehicle                        2,871                0               0
Loss on Sale of Assets                76,415                0               0
Operating Expenses not paid by cash,
Withheld from Asset sale proceeds     73,032                0               0
(Increase) Decrease in:
Tenant Rents Receivable             (103,219)          (7,746)         (4,085)
Prepaid Expenses and Other            17,008           (4,863)         (3,459)
Mortgage Escrow Accounts              (2,985)         132,044          11,724
Increase (Decrease) in:
Accounts Payable                     (31,583)          (7,900)       (159,923)
Accrued Interest                      (9,038)            (556)             64
Accrued Expenses                      23,235           (4,846)         29,829
Unearned Rental Income               (56,863)          52,791          (4,536)
Tenant Security Deposits
Payable                              (12,339)          10,268           4,320
Management Fees Payable to
Amherst Properties, Inc.             (25,970)         (29,964)         13,984

Total Adjustments                    383,229          582,210         334,643


Net Cash Provided by Operating
Activities                           336,399          364,963          63,694


CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from Sale of Assets         350,888                0               0
Additions to Vehicle & Office
Equipment                            (18,676)          (8,222)           (761)
Additions to Building Improvements  (158,014)         (18,404)       (115,643)
Additions to Deferred Costs          (12,650)         (15,433)         (3,515)
Maturity of Certificate of Deposit           0                0          50,000
Decrease in Reserve Funds and
Escrow Accounts in connection
with Chapter 11 proceedings                0                0         205,693

Net Cash Provided by (Used in)
Investing Activities                 161,548          (42,059)        135,774




<F/N>
See Notes to the Financial Statements.

Gran-Mark Income Properties Limited Partnership
Statements of Cash Flows
For the Fiscal Years Ending
Ending September 30, 1996, 1995 and 1994


                         9/30/96         9/30/95         9/30/94
CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of Notes                $    (1,197)    $    (4,787)    $    (4,787)
Repayment of Secured Claims           (76,091)        (70,822)        (46,251)
Incentive to Lessee                         0         (16,687)        (23,392)

Net Cash Used in Financing
Activities                            (77,288)         (92,296)       (74,430)

Net Change in Cash                $   420,659      $   230,608    $   125,038

CASH AT BEGINNING OF YEAR             542,360          311,752        186,714

CASH AT END OF YEAR               $   963,019      $   542,360    $   311,752


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for
Interest                         $   650,168      $   685,299     $   653,497


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

On September 12, 1996, the New York shopping center was sold.

Gross Sales Price                       $ 3,625,000
Items paid from sales proceeds
Selling Expenses                           (222,719)
Secured Claim                            (2,962,361)
Operating expenses                          (73,032)
Legal Fees                                  (16,000)

Net proceeds from Sale                  $   350,888


On December 31, 1995, the vehicle was traded in. Both the old and new vehicle are in Amherst Properties, Inc.'s name. The new vehicle is not recorded on the Partnership's books.

Fully depreciated building improvements totaling $2,897 were disposed of during the year ending September 30, 1995.


<F/N>
See Notes to the Financial Statements.

GRAN-MARK INCOME PROPERTIES LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS

September 30, 1996


Note 1:     NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business

The Partnership owns and operates an office building in Manassas, Virginia, and owned and operated a shopping center in Amherst, NY, which contains approximately 95,000 and 117,000 square feet, respectively.

Significant Accounting Policies

The following accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements. Certain prior year amounts and disclosures have been reclassified to conform with the current year's presentation. These reclassifications have no effect on the net losses as previously reported.

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

Cash Equivalents

For balance sheet and cash flow purposes, the Partnership considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. There are no cash equivalents as of September 30, 1996.

Net Loss Per Weighted Average Limited Partnership Unit

The computation of net income (loss) per weighted average limited partnership units is based on the weighted average number of units outstanding during the year. The weighted average number of units for each period is 6,505.

Income Taxes

Partnerships are not subject to income taxes. The partners are required to report their respective shares of partnership income or loss on their individual income tax returns.

Concentration of Credit Risk

Financial instruments that potentially subject the Partnership to credit risk include cash on deposit with financial institutions amounting to $458,973 and $961,771 at September 30, 1995 and 1996, respectively, which was insured up to $100,000 and $200,000, respectively, by the Federal Deposit Insurance Corporation.

Allowance for Doubtful Accounts

The Partnership considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required.


NOTE 2: RENTAL PROPERTY:

Land, buildings, improvements, and other capital expenditures, and their related accumulated depreciation accounts are summarized as follows:

                        Office         Vehicle
                        Building       and
                        Manassas,      Office
                        Virginia       Equipment        Total


Date of Construction                     1974

Date Acquired                       Aug. 1986         Various

Land                              $   418,598     $         0     $   418,598
Buildings                           6,594,998               0       6,594,998
Other                                       0          41,064          41,064

Total initial cost to partnership   7,013,596          41,064       7,054,660


Improvements capitalized
subsequent to acquisition             654,858               0         654,858

Total accumulated cost              7,668,454     $    41,064     $ 7,709,518

Accumulated depreciation            2,446,793          15,270       2,462,063

Net book Value                    $ 5,221,661     $    25,794     $ 5,247,455



The following is a summary of activity for the land, buildings and improvements, for the years ended September 30, 1994, 1995, and 1996:


                         Rental            Accumulated
                         Property          Depreciation

Balance September 30, 1993               $12,374,579       $(2,838,491)

10/01/93 - 9/30/94
Additions during the period:
Improvements capitalized                     203,343
Depreciation expense                                          (410,490)
Deletions during the period:                (320,212)          320,212

Balance September 30, 1994               $12,257,710       $(2,928,769)

10/01/94 - 9/30/95
Additions during the period:
Improvements capitalized                      18,404
Depreciation  expense                                         (417,460)
Deletions during the period:                  (2,897)            2,897

Balance September 30, 1995               $12,273,217       $(3,343,332)

10/01/95 - 9/30/96
Additions during the period:
Improvements capitalized                     158,014
Depreciation expense                                          (405,850)
Deletions during the period               (4,762,777)        1,302,389

Balance September 30, 1996               $ 7,668,454       $ 2,446,793



One of the primary tenants at the Shopping Center in Amherst, New York, was Hills Department Store ("Hills"). Hills, on February 5, 1991 filed a petition for Chapter 11 Reorganization, but continued to occupy its space and to pay rent post-petition on a current basis. On September 10, 1993, Debtor's First Amended Consolidated Plan of Reorganization was confirmed by the Court.

Hills completely renovated the interior of the store in the shopping center. The creditors of Hills consented to the renovation expense of approximately $525,000. The Partnership agreed to contribute an additional $125,000 for such renovation and repairs with the condition that the Lease Agreement be affirmed prior to any payments made by the Partnership. Assistant Corporate Counsel of Hills Department Stores confirmed in November 1993 that the Lease for the store in the shopping center had been assumed and had not been rejected nor was it the subject of a pending motion to reject.

The $125,000 offered by the Partnership was derived from the following sources:

Pre-petition rent of $7,622 was forgiven; $25,000 was paid out of the cash call fund in December 1993; 12,300 was paid
August, 1993; $40,000 was paid on July 28, 1994; and commencing March 1994 twelve consecutive monthly installments of $3,341 were paid.

The tenant was paid $16,687 and $23,392 during the fiscal years ending September 30, 1994 and 1995, respectively, as partial payments of the rent offset identified as Incentive to Lessee.


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

The Class Three Creditor group consisted of Amherst Properties, Inc. The Plan requires that on the Effective Date, a promissory in the principal amount of $50,000 payable at the rate of $20,000 per year with interest of 6% per annum until paid shall be given by the Partnership to Amherst Properties, Inc. At the option of the Class Three Creditor, the note or any part of the note may be converted to partnership interests at a conversion price of $100 per partnership unit. On August 1, 1993, Amherst Properties, Inc. exercised such option and the partnership issued 500 units as payment against the $50,000 principal due. The remainder of the Class Three Creditor claim is subordinated to the claims of Class Two and Class Four Creditors and are to be paid from future cash flow only after the payments required under the Plan have been made to all other Classes of Creditors.

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

The capital contribution was payable in two installments, the first installment was due within 25 days of the approval of the Disclosure Statement (June 24, 1992) in the amount of five percent (5%) of the original investment, and the remainder of three percent (3%) was due on the first anniversary of the confirmation of the plan. Any partner failing to make the five percent (5%) contribution was deemed to be a declining partner. A second opportunity gave contributing partners the right to contribute for additional partnership shares determined by the increased percentage changed resulting from non contributing partners and the right to request additional interests. If a contributing partner made the initial five percent capital contribution but failed to make the additional three percent (3%) capital contribution, other contributing partners who have made both cash contributions were given the option to make the declining three percent (3%) capital contribution and receive the pro-rata interest in the Partnership represented by that capital contribution. The declining subscribing partner who made the five percent (5%) capital contribution, retained the interest represented by the five percent (5%) contribution. Only two opportunities were offered. Partnership shares dated August 28, 1992 were issued for the first installment contribution. Partnership shares dated August 1, 1993, were issued for the second installment contribution.

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

As of September 30, 1996, a total of 6,505 units had been issued.


NOTE 5:     SECURED CLAIMS:

Secured claims as of September 30, 1995 and September 30, 1996, which are collateralized by liens on the Partnership's rental property, including their related leases, accounts receivable, and vehicle, are summarized below:


      Lender                 Property         Sept 30, 1995     Sept 30, 1996

Old Stone Bank, FSB       The Sudley Tower
Now, Regency Savings      (Office Bldg)
Bank                      Manassas, VA          $ 4,672,365       $ 4,634,915

Seamen's Bank for         Sheridan Hills
Savings, FSB              Plaza
Now, Regency Savings      (Shopping Ctr)
Bank                      Amherst, NY             3,001,002                 0

First Virginia Bank       Vehicle                     1,197                 0

Totals                                          $ 7,674,564       $ 4,634,915



Scheduled maturities of secured claims at September 30, 1996, are as follows:

              FYE  1997               $4,634,915
              FYE  1998 and after              0
              Total                   $4,634,915


Old Stone Bank, FSB/Regency Savings Bank:

On June 30, 1992, Gran-Mark Income Properties Limited Partnership and Old Stone Bank entered into a Modification Agreement and Allonge Promissory Note to modify the promissory note dated May 29, 1987. The modification extends the maturity date to April 30, 1997. For the period from July 1, 1992 through April 30, 1994, monthly payments of interest only at the rate of 7.53% (2,25% added to the average two year U.S. Treasury Bill Rate for the last five business days of May, 1992, and calculated upon the principal outstanding), in the amount of $26,930.53 were due. For the period from May 1, 1994 through April 30, 1996, monthly payments of principal and interest are calculated based on an interest rate calculated by adding 2.75% to the average two year U.S. Treasury Bill Rate for the last five business days of April, 1994, and calculated upon the principal outstanding, plus a thirty year amortization of the principal balance of $4,291,717.51. For the period from May 1, 1996 through April 30, 1997, monthly payments of principal and interest will be calculated based on an interest rate calculated by adding 3.0% to the average two year U.S. Treasury Bill Rate for the last five business days of April, 1996, and calculated upon the principal outstanding, plus a twenty eight year amortization of the principal balance. On April 30, 1997, all principal and accrued, unpaid interest is due plus a Deferred Balance of interest (totaling $374,761.19) and unpaid fees in the amount not to exceed $55,000. Interest charged to operations during the years ending September 30, 1996, 1995, and 1994, was $352,456, 359,156, and $338,996, respectively.


Seamen's Bank for Savings/Regency Savings Bank:

The mortgage bears interest at the rate of 10.31%; 2.5% over the Federal Home Loan Bank Board Five Year Advance Rate. The loan was to mature in January, 1997, at which time a balloon payment of approximately $2,944,200 was due. Fixed monthly payments of $27,708 through January 1992 were based upon a thirty year amortization period. Commencing in February 1992, constant monthly payments in the amount of $28,936 are based on a twenty-five year amortization period.

The mortgage was only to be prepaid in the fifth, ninth or tenth years subject to a penalty of 1% in years five and ten and 2% in year nine, or if greater (in years nine and ten, only) 1% plus the prepayment fee then charged by the Federal Home Loan Bank Board. Interest Charged to operations during the years ending September 30, 1996, 1995 and 1994, was $289,619, $310,142, and $313,761;
respectively.

This mortgage was paid in full September 1996 upon the sale of the New York shopping center. Payment was made from the gross proceeds.

First Virginia Bank

On November 21, 1991, the Partnership acquired a 1991 Chevrolet truck. The acquisition was financed solely with a loan in the amount of $15,665, for which the vehicle is collateral. The loan required forty eight (48) constant monthly payments of $398.95, which commenced on January 5, 1992. The interest charged to operations ending September 30, 1996, 1995, and 1994, was $23, $378, and $804, respectively. Both the truck and the loan were in Amherst Properties, Inc's name, but the truck was paid for solely by the Partnership.


UNSECURED CLAIMS:

Unsecured claims (accounts payable) as of September 30, 1996, are summarized below:

Manassas Office Building
Utilities                                              $ 15,861
Repairs & Maintenance                                     1,219
Rent Overpayment                                            325
Office                                                      497
Legal                                                       382
Legal Fees to a Related Party                            20,988
Building Improvements                                     6,910
Office Equipment                                          4,047
Construction Management to a Related Party                5,115

Total                                                  $ 55,344




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

Accordingly, aggregate management fees charged to operations for the years ended September 30, 1996, 1995, and 1994, are as follows:

                    1996          1995          1994

Amherst Properties, Inc.   $   115,089   $   114,231   $   103,580
Total                      $   115,089   $   114,231   $   103,580

As of September 30, 1996, $30,586 of these fees remain payable to Amherst Properties, Inc.

Reimbursement of Partnership Operating Expenses

The Partnership agreement provides for reimbursing the general partner and its affiliates for costs of providing administrative services to the partnership. Such reimbursements charged by and paid to the current general partner for operations are none for fiscal year ending September 30, 1994. Reimbursements charged by and included in the Accounts Payable as of September 30, 1995, were $27,985 and noted as related party items. Reimbursements of $58,958 were charged by the general partner, $5,410 was paid during the current fiscal year, and $53,548 are included an Accrued Expenses as of September 30, 1996.

During the period of October 1990 through December 1990, the general partner paid $79,994 in various costs for the Partnership. During prior periods, $20,174 of these costs have been reimbursed to the general partner, and during the current period an additional $15,000 was reimbursed, leaving a balance of unreimbursed costs of $44,820 as of September 30, 1996. These unreimbursed costs are included in Management Fees Payable to Amherst Properties, Inc. The Partnership has agreed to pay interest at the rate of 12% on these unreimbursed costs from December 31, 1990, until paid. Interest accrued for prior periods is $42,875, less payments of interest made during the prior fiscal year of $15,068 and $15,704 during the current period. A prior adjustment has been made to reflect the accrual of the additional interest due of $24,807 due to September 30, 1995. Interest charged to operations during the current fiscal year is $5,556.

Certain administrative expenses, such as telephone charges, and operating expenses incurred on the Partnership's behalf by Amherst Properties, Inc. are billed to Amherst Properties, Inc. but are paid directly by the Partnership.

During the current fiscal year, the Partnership paid $10,004 for the down payment, monthly loan payments, and other expenses related to a vehicle owned by Amherst Properties, Inc. Both the vehicle and loan are in Amherst Properties, Inc.'s name. These payments are included in the interest paid to Amherst Properties, Inc.

Promissory Note

As provided for in the approved Plan of Reorganization, the Class Three Creditor, Amherst Properties, Inc. was given a note of $20,000 per year with interest of 6% per annum until paid. At the option of Amherst Properties, Inc., the note or any part of the note was converted to a Partnership interest in the reorganized Partnership at a conversion price of $100.00 per Partnership unit. This option was exercised. The remainder of the Class Three Creditor's Claim was subordinated to the claims to the Class Two and Class Four Creditors and will be paid from future cash flow after the payments required under the Plan have been made.

NOTE 7:     OPERATING LEASES

Minimum future rentals to be received under noncancellable operating leases from tenants of both properties in effect at September 30, 1996, are as follows:


Year ending September 30,                             Amount

1997                                             $   822,012
1998                                                 553,272
1999                                                 381,219
2000                                                 196,781
Subsequent to 1999                                   136,814

Total minimum future rentals                     $ 2,090,098


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

Amherst Properties, Inc. had deferred collection of most management fees accrued for the period from October 1990 to September 1993 and advanced funds, to pay operating expenses, legal fees and real estate commissions.

At the present time current rental income covers the operating expenditures.

The success for the Manassas office building is dependent upon three major factors:

1. The ability to successfully compete with existing office buildings in Prince William County.

2.      The ability to attract new tenants from adjacent counties.

3.      Achieving and maintaining a high rate of occupancy.

Over the past year the managing general partner has continued to improve the situation with regard to these factors. The managing general partner has modernized the office building and replaced light fixtures with more energy efficient fixtures to successfully compete with existing buildings. The office building has a competitive advantage because of easy access to and from major highways, efficient heating and air-conditioning, an effective security system and high rise view of surrounding scenic areas.

Management's efforts over the past several years brought to fruition an office building which is more than 95% leased and occupied. The management team overcame the loss of major tenants leasing more than 20,000 square feet. Management sought and obtained a signed lease with a major real estate broker and several mortgage companies.


Present plans are to continue to develop a self sufficient financial center for loans, banking, mortgage, home real estate sales, with necessary support services. These tenants which have stood the test of time not only survived the crunch of the early
1990s but have expanded and became more profitable.

Management is generating a capacity for the roof top to accommodate 50 antennae. A rail system has been built to anchor the antennae and electronics will continue to be managed by RAM.
The number of licensed antennae users has increased to 21.

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

The property in New York is a shopping center with an occupancy of 95%. This shopping center was built in 1980 and needed to be revitalized with the renovation of its exterior facing, landscaping, resurfacing the parking lot and renovation of the interior stores. It was sold in September 1996 after a long and arduous process which took longer than two years to complete. Management was faced with a loan on the shopping center which was about to mature on January 1, 1997. The major tenant (Hills Department Store) occupied about 80% of the center. Hills had emerged in 1993 from a chapter 11 reorganization in the bankruptcy court and initially showed promise but the recent entry of Wal-Mart and Target in the Buffalo/Niagara Falls area caused Hills to suffer a decline in sales and it posted losses for the last twelve months. Accordingly, its stock, listed on the N.Y.S.E. had a sharp decline. Because of the financial weakness of this major tenant it was extremely difficult, if at all possible, to refinance the loan at competitive rates. Potential purchasers likewise were not interested in the property because of the difficulty of obtaining financing among other things.

Management feels that the partnership was fortunate in selling the shopping center to a local developer who owns contiguous properties and a number of other shopping centers in the Niagara Falls-Buffalo area. The shopping center has virtually no frontage and very poor visibility from the street. The center is also in need of a costly face lift. The sale was only possible because the purchaser felt it complemented his existing contiguous holdings without which he would have no interest. He also had the financial strength to purchase the mortgage note with funds from his corporate holdings and thereby avoid refinancing. Management felt that under the circumstances the sale was the proper and prudent thing to do and consider, the Partnership fortunate to consummate same.

Supplementary data has been omitted in as much as it is either inapplicable, immaterial, or it is presented in the financial statements or notes thereto.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

In October 1991, Jennifer A. Jones, CPA, Ltd. was appointed as new certified public accountant for the partnership, replacing Charles M. Terry & Company. Charles M. Terry & Company had replaced Charles H. Schnepfe, Certified Public Accountant in 1990. Charles H. Schnepfe had replaced Roberts, Halt, and Company in 1989, and Roberts, Halts, and Company had replaced Price Waterhouse in 1988.

Part III

Item 10 - Directors and Executive Officers of the Registrant

The partnership has no directors or officers under the Partnership
Agreement and the General Partner is solely responsible for the operation of the Partnership and its properties. The Limited Partners have no right to participate in the control of the Partnership. The current General Partner is Amherst Properties, Inc., located at 7900 Sudley Road, Suite 900, Manassas, Virginia 22110 ([703] 368-2415).

For information concerning the former general partners, see previous SEC filings.

Louis J. Marin, age 61, is the President of Amherst Properties, Inc. He received his B.B.A. in Business from City College, New York (1957), his MBA from Cornell University (1959) and his law degree from George Washington University (1964). He worked in the regulatory field for the Securities & Exchange Commission and the Office of the Comptroller of the Currency for 6 years. For the last 26 years he has worked as a lawyer specializing in real estate. During this time he has been a developer, investor, and manager of real estate.

Dr. Lionel Felsen, age 60, is the Executive Vice President of Amherst Properties, Inc. He did his undergraduate at Brooklyn College and graduate work at Georgetown University Medical and Dental School, D.D.S. (1964). He has managed a professional office since 1964. He has been an active investor in commercial and residential real estate for 26 years and is the major investor in Sher-Man Real Estate Partnership.

ITEM 11 -  Executive Compensation

The Partnership has no directors or officers. The Partnership will pay the costs incurred by the General Partners or their affiliates in performing administrative services necessary to the prudent operation of the Partnership; provided, however, that the amounts charged to the Partnership for services performed shall not exceed the lessor of (a) the actual cost of the services, or (b) 90% of the competitive price which would be charged by non-affiliated persons rendering services in the same or a comparable geographic location. Costs of the services as used herein means the pro rata cost of personnel including an allocation of overhead directly attributable to such services. See Note 6 of the Notes to Financial Statements (Item 8) for Management fees and other payments to the Managing General Partner and its affiliates.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

As of September 30, 1996, Lou Marin, President of Amherst Properties,
Inc., was a beneficial owner of 629.7438 units or 9.58% of the Partnership; Lionel Felsen, Executive Vice-President of Amherst Properties, Inc., was a beneficial owner of 1116.5596 units or 16.99% of the Partnership and Amherst Properties, Inc. was a beneficial owner of 500 units or 7.61% of the Partnership, in addition to its general partnership interest. To the knowledge of the Partnerships management there are no other beneficial owners of more than 5% of the Partnership.

Item 13 - Certain Relationships and Related Transactions

See Note 7 of the Notes to Financial Statements at Item 8.

PART IV

(A)     (1) Financial Statements - See Item 8

(B)     Reports on Form 8-K:  None

(C)     Exhibits:       None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

(Registrant) Gran-Mark Income Properties Limited Partnership

By:  Amherst Properties, Inc.
     General Partner



By:  __________________________________                _______________
     Louis J. Marin                                    Date
     President




     __________________________________                _______________
     Lionel Felsen                                     Date
     Vice-President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and it the capacities and on the dated indicated.

Gran-Mark Income Properties Limited Partnership

By:  Amherst Properties, Inc.
     General Partner




By:  __________________________________                _______________
     Louis J. Marin                                    Date
     President





     __________________________________                _______________
     Lionel Felsen                                     Date
     Vice-President