Form 10-Q
period 1996-12-31
GRAN MARK INCOME PROPERTIES LTD PARTNERSHIP
filed 1997-02-19
CIK 770319

United States
Securities and Exchange Commission
Washington, D.C.  20549


FORM 10 - Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ending December 31, 1996

Commission File Number 0-15256

Gran-Mark Income Properties Limited Partnership
(Exact Name of Registrant)

A Maryland Limited Partnership            52-1425166
(State of Organization)                   I.R.S. Employer ID

c/o Amherst Properties, Inc., 7900 Sudley Road, Suite 900,
(Address of Principal Officer)   Manassas, Virginia  20109

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

                                         X  Yes        No



PART I - FINANCIAL INFORMATION



Item 1   Financial Statements:                            Page

Balance Sheets                                          4 - 5

Statements of Income                                    6

Statements of Change in Partner's Equity                7

Statements of Cash Flow                                 8 - 9

Notes to Financial Statements                          10 - 23


Item 2   Management's Discussion and Analysis of
Financial Condition and Results of Operations          24 - 25


PART II - OTHER INFORMATION

Other Information                                      26



                Gran-Mark Income Properties Limited Partnership
                               Balance Sheets
                       December 31, 1996 (Unaudited)
                       September 30, 1996 (Audited)




                                  ASSETS

                                                     12/31/96         12/31/95
CURRENT ASSETS

Cash                                              $   986,249      $   963,019
Tenant Rents Receivable                                83,041          133,343
Prepaid Expenses and Other                             24,570           30,202
Mortgage Escrow Accounts                               14,084           30,816

Total Current Assets                                1,107,944        1,157,380


FIXED ASSETS:

Land                                                  418,598          418,598
Buildings                                           6,594,998        6,594,998
Building Improvements                                 676,817          654,858
Vehicle and Office Equipment                           45,951           41,064

Total                                               7,736,364        7,709,518
Less: Accumulated Depreciation                      2,531,653        2,462,063

Total Book Value of Fixed Assets                    5,204,711        5,247,455


OTHER ASSETS:

Deferred Costs net of accumulated
amortization of $200,763 and
$199,315 as of December 31, 1996
and September 30, 1996, respectively.                 101,744           42,926

Total Other Assets                                    101,744           42,926

Total Assets                                      $ 6,414,399      $ 6,447,761



<F/N>
See Notes to the Financial Statements

                 Gran-Mark Income Properties Limited Partnership
                                Balance Sheets
                         December 31, 1996 (Unaudited)
                         September 30, 1996 (Audited)



                        LIABILITIES AND PARTNERS' EQUITY


                                                     12/31/96          9/30/96
CURRENT LIABILITIES:

Accounts Payable                                  $   134,245      $    55,344
Accrued Interest                                       45,192           46,478
Accrued Expenses                                       24,179           83,199
Unearned Rental Income                                  4,535            8,554
Current Portion of Mortgages Payable                4,624,846        4,634,915

Total Current Liabilities                           4,832,997        4,828,490


LONG-TERM LIABILITIES:

Tenant Security Deposits Payable                       46,913           44,746
Management Fees Payable to Amherst
Properties, Inc.                                       71,634           75,406

Total Long-Term Liabilities                           118,547          120,152

Total Liabilities                                   4,951,544        4,948,642



CONTINGENCIES AND COMMITMENTS (Notes 3 through 10)




PARTNERS' EQUITY:

General Partner                                   $   (20,678)     $   (20,315)
Limited Partners (12,000 units
authorized; 6,505 issued and
outstanding)                                        1,483,533        1,519,434

Total Partners' Equity                              1,462,855        1,499,119

Total Liabilities and Partners' Equity            $ 6,414,399      $ 6,447,761



<F/N>
See Notes to the Financial Statements.

                 Gran-Mark Income Properties Limited Partnership
                             Statements of Income
                                 (Unaudited)
              for the Three Month Periods Ending December 31, 1996
                            and December 31, 1995



                                                     12/31/96         12/31/95

REVENUE:
Rental                                            $   290,935      $   433,135
Tenant Reimbursements                                  10,847           92,831
Interest Income                                         2,787            2,492
Other                                                   4,900            6,866

Total Revenue                                         309,469          535,324

EXPENSES:
Interest                                               87,675          167,761
Depreciation & Amortization                            74,278          109,020
Utilities                                              41,286           52,164
Real Estate Taxes & Licenses                           12,309           58,413
Property Maintenance & Repairs                         50,926           43,861
Management Fees                                        21,323           30,329
General & Administrative Expenses                      57,936           47,621

Total Expenses                                        345,733          509,169


Net Income or (Loss)                              $   (36,264)     $    26,155


Allocation of Net Income or (Loss):
General Partner                                   $      (363)     $       262
Limited Partners                                  $   (35,901)     $    25,893

Net Loss per weighted
average Limited Partnership
unit (6,505 units)                                $    (5.52)      $      3.98



<F/N>
See Notes to the Financial Statements.

                Gran-Mark Income Properties Limited Partnership
                  Statements of Changes in Partners' Equity
             For the Three Month Period Ending December 31, 1996
                               (Unaudited)
                                   and
           For the Years Ending September 30, 1996, 1995, and 1994
                                (Audited)





                                             General      Limited
                                             Partner     Partners       Total

Balance, September 30, 1993               $  (14,966) $ 2,049,111  $ 2,034,145


Net Loss Fiscal Year Ending 1994              (2,709)    (268,240)    (270,949)

Balance, September 30, 1994               $  (17,675) $ 1,780,871  $ 1,763,196



Net Loss Fiscal Year Ending 1995              (2,172)    (215,075)    (217,247)

Balance, September 30, 1995               $  (19,847) $ 1,565,796  $ 1,545,949



Net Loss Fiscal Year Ending 1996                (468)     (46,362)     (46,830)


Balance, September 30, 1996               $  (20,315) $ 1,519,434  $ 1,499,119



Net Loss Quarter Ending December 1996           (363)     (35,901)     (36,264)

Balance, December 31, 1996                $  (20,678) $ 1,483,533  $ 1,462,855




<F/N>
See Notes to the Financial Statements

               Gran-Mark Income Properties Limited Partnership
                        Statements of Cash Flow
                              (Unaudited)
                  For the Three Month Periods Ending
                     December 31, 1996, and 1995


                                                     12/31/96         12/31/95
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income or Loss from
Statement of Income                               $  ( 36,264)     $    26,155

Adjustments to reconcile net loss
to cash provided by (used in)
operating activities:
Depreciation & Amortization                            74,278          109,020
Loss on Vehicle                                             0            2,871
(Increase) Decrease in:
Tenant Rents Receivable                                50,302            8,962
Prepaid Expenses and Other                                 5,632
(23,816)
Mortgage Escrow Accounts                               16,732           16,121
Increase (Decrease) in:
Accounts Payable                                       78,901           (5,899)
Accrued Interest                                       (1,286)          (4,340)
Accrued Expenses                                      (59,020)         (40,688)
Unearned Rental Income                                 (4,019)         (39,851)
Tenant Security Deposits Payable                        2,167            2,000
Management Fees Payable to
Amherst Properties, Inc.                               (3,772)         (16,212)

Total Adjustments                                     159,915            8,168

Net Cash Provided by Operating Activities             123,651           34,323


CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to Office Equipment                         (4,887)           (3,657)
Additions to Building Improvements                   (21,959)           (8,934)
Additions to Deferred Costs                          (63,506)                0

Net Cash Provided by (Used in) Investing
Activities                                           (90,352)          (12,591)




<F/N>
See Notes to the Financial Statements.

                Gran-Mark Income Properties Limited Partnership
                          Statements of Cash Flows
                               (Unaudited)
                    For the Three Month Periods Ending
                        December 31, 1996 and 1995


                                                      9/30/96          9/30/95
CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of Mortgage                             $   (10,069)    $    (21,318)

Net Cash Provided by (Used in)
Financing Activities                                  (10,069)         (21,318)

Net Change in Cash                                     23,230              414
CASH AT BEGINNING OF THREE MONTH PERIOD               963,019          542,360

CASH AT END OF YEAR                               $   986,249     $    542,774


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for
Interest                                          $    88,961      $   172,102


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

On December 31, 1995, the vehicle was traded in. Both the old and new vehicle are in Amherst Properties, Inc.'s name. The new vehicle is not recorded on the Partnership's books.



<F/N>
See Notes to the Financial Statements.

GRAN-MARK INCOME PROPERTIES LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS

December 31, 1996


Note 1:     NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business

The Partnership owns and operates an office building in Manassas, Virginia, and, until September 1996, owned and operated a shopping center in Amherst, NY, which contains approximately 95,000 and 117,000 square feet, respectively.

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

Cash and Cash Equivalents

For balance sheet and cash flow purposes, the Partnership considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid financial instruments purchased with a maturity of three months or less to be cash and cash equivalents.

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

Financial Instruments

The Partnership used the following methods and assumptions to estimate the fair values of financial instruments:

Cash and Cash Equivalents - the carrying amount approximates fair value because of the short period to maturity of the instruments.

Receivables and Payables - the carrying amount approximates fair value because of the short period to maturity of the instruments.

Short and Long-Term Debt - the carrying amount approximates fair value based on discounting the projected cash flows using market rates available for similar maturities.

None of the financial instruments are held for trading purposes.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2:  RENTAL PROPERTY:

Land, buildings, improvements, and other capital expenditures, and their related accumulated depreciation accounts are summarized as follows:

                                      Office         Vehicle
                                      Building       and
                                      Manassas,      Office
                                      Virginia       Equipment        Total

Date of Construction                      1974

Date Acquired                        Aug. 1986         Various

Land                               $   418,598     $         0     $   418,598
Buildings                            6,594,998               0       6,594,998
Other                                        0          45,951          45,951

Total initial cost to partnership    7,013,596          45,951       7,059,547


Improvements capitalized
subsequent to acquisition              676,817               0         676,817

Total accumulated cost               7,690,413     $    45,951     $ 7,736,364

Accumulated depreciation             2,514,597          17,056       2,531,653

Net book Value                     $ 5,175,816     $    28,895     $ 5,204,711


The following is a summary of activity for the land, buildings and improvements, for the years ended September 30, 1995, and 1996;
and the period ending December 31, 1996:

                                                     Rental        Accumulated
                                                    Property      Depreciation


Balance September 30, 1994                       $12,257,710       $(2,928,769)

10/01/94 - 9/30/95
Additions during the period:
Improvements capitalized                              18,404
Depreciation expense                                                  (417,460)
Deletions during the period:                          (2,897)            2,897

Balance September 30, 1995                       $12,273,217       $(3,343,332)

10/01/95 - 9/30/96
Additions during the period:
Improvements capitalized                             158,014
Depreciation expense                                                  (405,850)
Deletions during the period                       (4,762,777)        1,302,389

Balance September 30, 1996                       $ 7,668,454       $(2,446,793)


10/01/96 - 12/31/96
Additions during the period:
Improvements capitalized                              21,959
Depreciation expense                                                   (67,804)

Balance, December 31, 1996                       $ 7,690,413       $(2,514,597)


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

The Class One Creditor group consisted of FDIC/Seaman's Bank for Savings, FSB, whose secured claim was not impaired under the Plan. The Plan required that as of the Effective Date of the Plan, all monthly payments under the FDIC/Seaman's Bank for Savings, FSB Note and Mortgage were to be paid in full, and to the extent that the escrow account maintained for the purpose of paying real estate taxes and insurance was insufficient was to be paid into the escrow account. In accordance with a Court Order dated January 25, 1993 the partnership made on September 21, 1993 a payment in the amount of $46,173 to increase the escrow account balance held by FDIC. The Class One Creditor was also allowed a secured claim for its attorney's fees, costs and expenses incurred and paid in the amount of $20,000. Of this claim, $10,000 was paid by the Effective Date of the Plan, and $10,000 was added to the principal balance of the loan and was to be paid, without interest, on the maturity of the Note and Mortgage.

The Class Two Creditor group consisted of Old Stone Bank whose secured claim shall be paid in accordance with the provisions of the Plan and of the Modification Agreement and Allonge-Promissory Note dated June 30, 1992. The allowed amount was determined to be the loan balance as of March 1, 1992, of $4,291,717.51 plus Accrued Interest at 9% per annum for the period of June 1, 1991 through May 31, 1992 in the amount of $372,761.19, plus other fees recoverable by the Bank, referred to as the Deferred Balance, not to exceed $55,000. The Accrued Interest and Deferred Balance were added to the principal balance of the loan and will be paid without interest on the maturity date. The maturity date of the loan was extended to April 30, 1997. During the period from July 1, 1992 through April 30, 1994, interest only shall be paid on the principal sum of $4,291,717.51 based upon a rate calculated by adding 2.25% to the two year Treasury Note rate (computed on the average rate of the last five business days in the month of May
1992). This interest rate was 7.53%, resulting in a monthly interest payment of $26,930.53. During the period from May 1, 1994 through April 30, 1996, interest was paid on the principal sum of $4,291,717.51 based upon a rate calculated by adding 2,75% to the two year Treasury Note rate (computed on the average rate of the last five business days in the month of April 1994) and an additional monthly payment of principal was made based upon a thirty year amortization schedule. During the period from May 1, 1996 through April 30, 1997, interest shall be paid on the principal sum of $4,291,717.51 based upon a rate calculated by adding 3.00% to the two year Treasury Note rate (computed on the average rate of the last five business days in the month of April
1996) and an additional monthly payment of principal shall be made based upon a twenty eight year amortization schedule. On April 30, 1997, all principal, unpaid interest, and the Deferred Balance shall be due and payable.

Under the Plan, Old Stone Bank agreed to make available to the Partnership the balance in the cash reserve fund, approximately $162,800, together with $125,000 contributed by the Partnership, for capital improvements, renovations, and repairs specified in the Plan. These funds held in the Capital Improvement Reserve Fund were subject to signatures of a representative of Old Stone Bank and the Partnership.

As required by the Plan, the Partnership established a second escrow account at Old Stone Bank as a Note Payment Reserve in the amount of $40,000. This account was only to be used when the available monthly cash flow from the Manassas Property was less than the monthly debt service. On the first anniversary date of the Effective Date, an amount was to be deposited by the Partnership to replenish the account. On the second anniversary of the Effective Date, the account balance was returned to the Partnership.

The Class Three Creditor group consisted of Amherst Properties, Inc. The Plan required that on the Effective Date, a promissory in the principal amount of $50,000 payable at the rate of $20,000 per year with interest of 6% per annum until paid shall be given by the Partnership to Amherst Properties, Inc. At the option of the Class Three Creditor, the note or any part of the note may be converted to partnership interests at a conversion price of $100 per partnership unit. On August 1, 1993, Amherst Properties, Inc. exercised such option and the partnership issued 500 units as payment against the $50,000 principal due. The remainder of the Class Three Creditor claim was subordinated to the claims of Class Two and Class Four Creditors and was to be paid from future cash flow only after the payments required under the Plan have been made to all other Classes of Creditors.

The Class Four Creditor group consisted of all unsecured creditors who were to be paid 50% of their claims upon the Effective Date of the Plan with the remainder being paid on the anniversary date on the confirmation.

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

As of December 31, 1996, a total of 6,505 units had been issued.

NOTE 5:     SECURED CLAIMS:

Secured claims as of September 30, 1995 and 1996, which are collateralized by liens on the Partnership's rental property, including their related leases, accounts receivable, and vehicle, are summarized below:


       Lender                 Property         Sept 30, 1995     Sept 30, 1996

Old Stone Bank, FSB       The Sudley Tower
Now, Regency Savings      (Office Bldg)
Bank                      Manassas, VA           $ 4,672,365       $ 4,634,915

Seamen's Bank for         Sheridan Hills
Savings, FSB              Plaza
Now, Regency Savings      (Shopping Ctr)
Bank                      Amherst, NY              3,001,002                 0
First Virginia Bank       Vehicle                      1,197                 0

Totals                                           $ 7,674,564       $ 4,634,915


Scheduled maturities of secured claims at September 30, 1996, are as follows:

              FYE  1997               $4,634,915
              FYE  1998 and after              0
              Total                   $4,634,915
                                      ==========


Old Stone Bank, FSB/Regency Savings Bank:

On June 30, 1992, Gran-Mark Income Properties Limited Partnership and Old Stone Bank entered into a Modification Agreement and Allonge Promissory Note to modify the promissory note dated May 29, 1987. The modification extended the maturity date to April 30, 1997. For the period from July 1, 1992 through April 30, 1994, monthly payments of interest only at the rate of 7.53% (2,25% added to the average two year U.S. Treasury Bill Rate for the last five business days of May, 1992, and calculated upon the principal outstanding), in the amount of $26,930.53 were due. For the period from May 1, 1994 through April 30, 1996, monthly payments of principal and interest were calculated based on an interest rate calculated by adding 2.75% to the average two year U.S. Treasury Bill Rate for the last five business days of April, 1994, and calculated upon the principal outstanding, plus a thirty year amortization of the principal balance of $4,291,717.51. For the period from May 1, 1996 through April 30, 1997, monthly payments of principal and interest are calculated based on an interest rate calculated by adding 3.0% to the average two year U.S. Treasury Bill Rate for the last five business days of April, 1996, and calculated upon the principal outstanding, plus a twenty eight year amortization of the principal balance. On April 30, 1997, all principal and accrued, unpaid interest is due plus a Deferred Balance of interest (totaling $374,761.19) and unpaid fees in the amount not to exceed $55,000. Interest charged to operations during the years ending September 30, 1996, 1995, and 1994, and during the period ending December 31, 1996 was $352,456, $359,156, $338,996, and $86,319, respectively.


Seamen's Bank for Savings/Regency Savings Bank:

The mortgage required interest at the rate of 10.31%; 2.5% over the Federal Home Loan Bank Board Five Year Advance Rate. The loan was to mature in January, 1997, at which time a balloon payment of approximately $2,944,200 was due. Fixed monthly payments of $27,708 through January 1992 were based upon a thirty year amortization period. Commencing in February 1992, constant monthly payments in the amount of $28,936 were based on a twenty-five year amortization period.

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




NOTE 6:     RELATED PARTY TRANSACTIONS:

Management Agreements

The Partnership maintains a management agreement with Amherst Properties, Inc. (the current general partner). The agreement provides for a monthly payment of management fees in the amount of six percent (6%) of gross rents collected and reimbursement of out-of-pocket expenses incurred in connection with each property. Amherst Properties, Inc. subcontracted the day to day management and leasing responsibility for the Amherst shopping center to a non-affiliate, Center Associates, Realty Corp., for $1,000.00 per month. In accordance with the partnership and management agreements, Amherst Properties, Inc. is responsible for all third party management expenses.

On September 24, 1994, Amherst Properties, Inc. executed an agreement with Center Associates Realty Corp. to extend the management contract for the Amherst Shopping Center. Under this agreement the expiration date was extended to September 30, 1996. All other terms and conditions remained the same.

On September 30, 1996, the partnership executed and Amendment to Management agreement with Amherst Properties, Inc. for the management agreement, extending the expiration date of the agreement to September 30, 2000. All other terms and conditions remain the same.

Accordingly, aggregate management fees charged to operations for the years ended September 30, 1996, 1995, and 1994, are as follows:

199619951994

Amherst Properties, Inc.                 $   115,089  $   114,231  $   103,580
Total                                    $   115,089  $   114,231  $   103,580

As of September 30, 1996, $30,586 of these fees remain payable to Amherst Properties, Inc.

Reimbursement of Partnership Operating Expenses

The Partnership agreement provides for reimbursing the general partner and its affiliates for costs of providing administrative services to the partnership. Such reimbursements charged by and paid to the current general partner for operations are none for period ending September 30, 1994. Reimbursements charged by and included in the Accounts Payable as of September 30, 1995, were $27,985 and noted as related party items. Reimbursements of $58,958 were charged by the general partner, $5,410 was paid during the current fiscal year, and $53,548 are included an Accrued Expenses as of September 30, 1996.

During the period of October 1990 through December 1990, the general partner paid $79,994 in various costs for the Partnership. During prior periods, $20,174 of these costs have been reimbursed to the general partner, and during the year ending September 30, 1996, an additional $15,000 was reimbursed, leaving a balance of unreimbursed costs of $44,820 as of September 30, 1996. These unreimbursed costs are included in Management Fees Payable to Amherst Properties, Inc. The Partnership has agreed to pay interest at the rate of 12% on these unreimbursed costs from December 31, 1990, until paid. Interest charged to operations during the year ending September 30, 1996 and during the current fiscal year was $33,363 and $1,356, respectively.

Certain administrative expenses, such as telephone charges, and operating expenses incurred on the Partnership's behalf by Amherst Properties, Inc. are billed to Amherst Properties, Inc. but are paid directly by the Partnership.

During the year ending September 30, 1996, the Partnership paid $10,004 for the down payment, monthly loan payments, and other expenses related to a vehicle owned by Amherst Properties, Inc. Both the vehicle and loan are in Amherst Properties, Inc.'s name. These payments are included in the interest paid to Amherst Properties, Inc.

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

Management feels that the Partnership was fortunate in selling the shopping center to a local developer who owns contiguous properties and a number of other shopping centers in the Niagara Falls-Buffalo area. The shopping center has virtually no frontage and very poor visibility from the street. The center is also in need of a costly "face lift". The sale was only possible because the purchaser felt it complemented his existing contiguous holdings without which he would have no interest. He also had the financial strength to purchase the mortgage note with funds from his corporate holdings and thereby avoid refinancing. Management felt that under the circumstances the sale was the proper and prudent thing to do and consider, the Partnership fortunate to consummate same.

Supplementary data has been omitted in as much as it is either inapplicable, immaterial, or it is presented in the financial statements or notes thereto.

Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operations:

General

During the three month period ending December 31, 1996, the Partnership's cash position changed from $963,019 to $986,249.

The occupancy of the Manassas office building was approximately 95% on December 31, 1996. The occupancy of the shopping center was approximately 95% on December 31, 1995, an is no longer owned by the Partnership. The sale was completed in September 1996.

Partners' equity totaled $1,462,855 as of December 31, 1996 a decrease of $36,264 from September 30, 1996.

The Partnership's net loss for the quarter ending December 31, 1996, was $36,264, a decrease from income of $26,155 for the quarter ending December 31, 1995.

Results of Operations

The office building was approximately 95% leased on December 31, 1996, the same as for the quarter ended December 31, 1995. The office building continues to generate a positive cash flow.

During the three months ending December 31, 1996, Total Revenue has decreased by $225,855 or 42.2%; Total Expenses have decreased by $163,436 or 32.1%, and the Net Income has decreased by $62,419 as compared to the same period last fiscal year.

These declines are due to the loss of revenue and elimination of expenses related to the New York shopping center, which was sold in September 1996. During the three months ending December 31, 1996, the Total Revenue from the office building increased by $13,503 or 4.2%, Total Expenses increased by $47,342 of 12.7%, and Net Income decreased $33,838 as compared to the same period last fiscal year.

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

Liquidity

At the present time rental income covers the expenditures.

Monthly partnership incoming cash flow has increased and monthly partnership outgoing cash flow has been reduced since the new managing general partner has taken control of the properties in October 1990.

During the three month period ending December 31, 1996, $123,651 of cash was provided by operations (see Statement of Cash Flows). This reflects and increase in cash flow from operations of $89,328 over the previous three month period ending December 31, 1995, due primarily to the increase in cash from rents receivable and an increase in payables.

The managing general partner had deferred payment of most of its management fees since October 1990 to allow the partnership to continue to improve its financial position. Payments of $27,508 were made to the general partner during the three month period ending December 31, 1996, for current and past management fees of $24,594, and $2,914 in interest and reimbursements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAN-MARK INCOME PROPERTIES
LIMITED PARTNERSHIP

                                      By: Amherst Properties, Inc.
                                          General Partner


February 7, 1997                      By:  Louis J. Marin
Date                                       Louis J. Marin
                                           President