Form 10-Q
period 1997-03-31
GRAN MARK INCOME PROPERTIES LTD PARTNERSHIP
filed 1997-05-19
CIK 770319

United States
Securities and Exchange Commission
Washington, D.C.  20549


FORM 10 - Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ending March 31, 1997

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

                                         X  Yes        No



























PART I - FINANCIAL INFORMATION



Item 1   Financial Statements:                        Page

Balance Sheets                                   4 - 5

Statements of Income                             6

Statements of Change in Partner's Equity         7

Statements of Cash Flow                          8 - 9

Notes to Financial Statements                    10 - 24


Item 2   Management's Discussion and Analysis of
Financial Condition and Results of Operations    25 - 26


PART II - OTHER INFORMATION

Other Information                                27



































               Gran-Mark Income Properties Limited Partnership
                               Balance Sheets
                         March 31, 1997 (Unaudited)
                        September 30, 1996 (Audited)




ASSETS

                                                    03/31/97         09/30/96
CURRENT ASSETS

Cash                                             $   466,100      $   963,019
Tenant Rents Receivable                               49,136          133,343
Prepaid Expenses and Other                            22,340           30,202
Mortgage Escrow Accounts                              28,892           30,816
                                                   ---------       ----------
Total Current Assets                                 566,468        1,157,380


FIXED ASSETS:

Land                                                 418,598          418,598
Buildings                                          6,594,998        6,594,998
Building Improvements                                703,626          654,858
Vehicle and Office Equipment                          45,951           41,064
                                                  ----------       ----------
Total                                              7,763,173        7,709,518
Less: Accumulated Depreciation                     2,601,669        2,462,063
                                                  ----------       ----------
Total Book Value of Fixed Assets                   5,161,504        5,247,455


OTHER ASSETS:

Deferred Costs net of accumulated
amortization of $80,058 and
$199,315 as of March 31, 1997 and
September 30, 1996, respectively.                    194,814           42,926
                                                  ----------       ----------
Total Other Assets                                   194,814           42,926
                                                  ----------       ----------

Total Assets                                     $ 5,922,786      $ 6,447,761
                                                  ==========       ==========











<F/N>
See Notes to the Financial Statements

                Gran-Mark Income Properties Limited Partnership
                              Balance Sheets
                       March 31, 1997 (Unaudited)
                      September 30, 1996 (Audited)



LIABILITIES AND PARTNERS' EQUITY


                                                    03/31/97         09/30/96
CURRENT LIABILITIES:

Accounts Payable                                 $    97,995      $    55,344
Accrued Interest                                      50,712           46,478
Accrued Expenses                                      27,956           83,199
Unearned Rental Income                                     0            8,554
Current Portion of Mortgages Payable                  30,112        4,634,915
                                                  ----------        ---------
Total Current Liabilities                            206,775        4,828,490


LONG-TERM LIABILITIES:

Tenant Security Deposits Payable                      46,913           44,746
Management Fees Payable to Amherst
Properties, Inc.                                      67,259           75,406
Mortgage Payable                                   4,151,963                0
                                                  ----------       ----------

Total Long-Term Liabilities                        4,266,135          120,152
                                                  ----------       ----------
Total Liabilities                                  4,472,910        4,948,642



CONTINGENCIES AND COMMITMENTS (Notes 3 through 10)




PARTNERS' EQUITY:

General Partner                                  $   (20,807)     $   (20,315)
Limited Partners (12,000 units
authorized; 6,505 issued and
outstanding)                                       1,470,683        1,519,434
                                                  ----------       ----------
Total Partners' Equity                             1,449,876        1,499,119
                                                  ----------       ----------
Total Liabilities and Partners' Equity           $ 5,922,786      $ 6,447,761
                                                  ==========       ==========





<F/N>
See Notes to the Financial Statements.

               Gran-Mark Income Properties Limited Partnership
                          Statements of Income
                              (Unaudited)
          for the Three Month Periods Ending March 31, 1997 and 1996
           for the Six Month Periods Ending March 31, 1997 and 1996





                                   Three       Three       Six         Six
                                   Months      Months      Months      Months
                                   Ending      Ending      Ending      Ending
                                  3/31/97     3/31/96     3/31/97     3/31/96

REVENUE:

Rental                         $  306,923  $  435,213      $  597,858  $
868,348
Tenant Reimbursements              10,052      99,435      20,899     192,266
Interest Income                     2,260       2,426       5,047       4,918
Other                              10,119         643      15,019       7,509

Total Revenue                     329,354     537,717     638,823   1,073,041

EXPENSES:

Interest                           92,693     167,111     180,368     334,872
Depreciation & Amortization        76,730     109,514     151,008     218,534
Utilities                          39,017      48,433      80,303     100,597
Real Estate Taxes &
Licenses                           12,246      58,369      24,556     116,781
Property Maintenance &
Repairs                            48,687      64,687      99,613     108,548
Management Fees                    21,171      31,179      42,493      61,508
General & Administration
Expenses                           51,789      59,993     109,725     107,615
                                  -------     -------     -------   ---------
Total Expenses                    342,333     539,286     688,066   1,048,455

Net Loss                          (12,979)     (1,569)    (49,243)     24,586



Allocation of Net Income or Loss:
General Partners                      130)        (16)        (492)       246
Limited Partners                  (12,849)     (1,553)     (48,751)    24,340

Net Income or Loss per weighted
average Limited Partnership
unit (6,505 units)                  (1.98)       (.24)       (7.49)      3.74






<F/N>
See Notes to the Financial Statements.

               Gran-Mark Income Properties Limited Partnership
                  Statements of Changes in Partners' Equity
               For the Six Month Period Ending March 31, 1997
                               (Unaudited)
                                   and
           For the Years Ending September 30, 1996, 1995, and 1994
                                (Audited)





                                             General    Limited
                                             Partner    Partners     Total


Balance, September 30, 1993              $  (14,966) $ 2,049,111  $ 2,034,145


Net Loss Fiscal Year Ending 1994             (2,709)    (268,240)    (270,949)
                                          ---------   ----------   ----------
Balance, September 30, 1994              $  (17,675) $ 1,780,871  $ 1,763,196



Net Loss Fiscal Year Ending 1995             (2,172)    (215,075)    (217,247)
                                          ---------   ----------   ----------
Balance, September 30, 1995              $  (19,847) $ 1,565,796  $ 1,545,949



Net Loss Fiscal Year Ending 1996               (468)     (46,362)     (46,830)
                                          ---------   ----------   ----------
Balance, September 30, 1996              $  (20,315) $ 1,519,434  $ 1,499,119



Net Loss for the Period Ending
March 31, 1997                                 (492)     (48,751)     (49,243)
                                          ---------   ----------   ----------
Balance, March 31, 1997                  $  (20,807) $ 1,470,683  $ 1,449,876
                                          =========   ==========   ==========














<F/N>
See Notes to the Financial Statements

               Gran-Mark Income Properties Limited Partnership
                         Statements of Cash Flow
                              (Unaudited)
                        For the Six Month Periods
                 Ending March 31, 1997, and March 31, 1996


                                                    03/31/97         03/31/96
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income or Loss from
Statement of Income                              $   (49,243)     $    24,586

Adjustments to reconcile net loss
to cash provided by (used in)
operating activities:
Depreciation & Amortization                          151,008          218,534
Loss on Vehicle                                            0            2,871
(Increase) Decrease in:
Tenant Rents Receivable                               84,207           (6,555)
Prepaid Expenses and Other                             7,862          (58,019)
Mortgage Escrow Accounts                               1,924            1,313
Increase (Decrease) in:
Accounts Payable                                      42,651           (7,235)
Accrued Interest                                       4,234           (3,150)
Accrued Expenses                                     (55,243)         (25,700)
Unearned Rental Income                                (8,554)         (42,174)
Tenant Security Deposits
Payable                                                2,167              765
Management Fees Payable to
Amherst Properties, Inc.                              (8,147)         (21,398)
                                                  ----------      -----------
Total Adjustments                                    222,109           59,252
                                                  ----------      -----------

Net Cash Provided by Operating Activities            172,866           83,838


CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to Office Equipment                         (4,887)          (6,972)
Additions to Building Improvements                   (48,768)         (67,214)
Additions to Deferred Costs                         (163,290)               0
                                                  ----------        ---------
Net Cash Provided by (Used in) Investing
Activities                                       $  (216,945)      $  (74,186)










<F/N>
See Notes to the Financial Statements.

               Gran-Mark Income Properties Limited Partnership
                         Statements of Cash Flows
                               (Unaudited)
                   For the Three Month Periods Ending
                        March 31, 1997 and 1996


                                                    03/31/97         03/31/96
CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of Mortgage                            $  (452,840)     $   (39,368)
Incentive to Lessee                                        0           (1,197)
                                                  ----------       ----------
Net Cash Provided by (Used in)
Financing Activities                                (452,840)         (40,565)

Net Change in Cash                               $  (496,919)     $   (30,913)
CASH AT BEGINNING OF PERIOD                          963,019          542,360
                                                  ----------       ----------
CASH AT END OF PERIOD                            $   466,100      $   511,447
                                                  ==========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for
Interest                                         $   176,134      $   338,023


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

On December 31, 1995, the vehicle was traded in. Both the old and new vehicle are in Amherst Properties, Inc.'s name. The new vehicle is not recorded on the Partnership's books.























<F/N>
See Notes to the Financial Statements.

GRAN-MARK INCOME PROPERTIES LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS

March 31, 1997


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


NOTE 2:  RENTAL PROPERTY:

Land, buildings, improvements, and other capital expenditures, and their related accumulated depreciation accounts are summarized as follows:

                                      Office         Vehicle
                                      Building       and
                                      Manassas,      Office
                                      Virginia       Equipment        Total

Date of Construction                      1974

Date Acquired                        Aug. 1986         Various

Land                               $   418,598     $         0     $   418,598
Buildings                            6,594,998               0       6,594,998
Other                                        0          45,951          45,951
                                    ----------      ----------      ----------
Total initial cost to partnership    7,013,596          45,951       7,059,547


Improvements capitalized
subsequent to acquisition              703,626               0         703,626
                                    ----------      ----------      ----------
Total accumulated cost               7,717,222     $    45,951     $ 7,763,173

Accumulated depreciation             2,582,665          19,004       2,601,669
                                    ----------      ----------      ----------
Net book Value                     $ 5,134,557     $    26,947     $ 5,161,504

The following is a summary of activity for the land, buildings and improvements, for the years ended September 30, 1995, and 1996;
and the period ending March 31, 1997:

                                                  Rental         Accumulated
                                                  Property       Depreciation

Balance September 30, 1994                     $12,257,710       $(2,928,769)

10/01/94 - 9/30/95
Additions during the period:
Improvements capitalized                            18,404
Depreciation expense                                                (417,460)
Deletions during the period:                        (2,897)            2,897
                                                ----------        ----------
Balance September 30, 1995                     $12,273,217       $(3,343,332)

10/01/95 - 9/30/96
Additions during the period:
Improvements capitalized                           158,014
Depreciation expense                                                (405,850)
Deletions during the period                     (4,762,777)        1,302,389
                                                ----------        ----------
Balance September 30, 1996                     $ 7,668,454       $(2,446,793)


10/01/96 - 03/31/97
Additions during the period:
Improvements capitalized                            48,768
Depreciation expense                                                (135,872)
                                                ----------        ----------
Balance, March 31, 1997                        $ 7,717,222       $(2,582,665)


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


NOTE 5:     SECURED CLAIMS:

Secured claims as of September 30, 1995 and 1996, which are collateralized by liens on the Partnership's rental property, including their related leases, accounts receivable, and vehicle, are summarized below:


       Lender                 Property         Sept 30, 1995     Sept 30, 1996

Old Stone Bank, FSB       The Sudley Tower
Now, Regency Savings      (Office Bldg)
Bank                      Manassas, VA           $ 4,672,365       $ 4,634,915

Seamen's Bank for         Sheridan Hills
Savings, FSB              Plaza
Now, Regency Savings      (Shopping Ctr)
Bank                      Amherst, NY              3,001,002                 0

First Virginia Bank       Vehicle                      1,197                 0
                                                  ----------        ----------
Totals                                           $ 7,674,564       $ 4,634,915
                                                  ==========        ==========

Scheduled maturities of secured claims at September 30, 1996, are as follows:

                          FYE  1997               $4,634,915
                          FYE  1998 and after              0
                                                   ---------
                          Total                   $4,634,915
                                                   =========


Old Stone Bank, FSB/Regency Savings Bank:

On June 30, 1992, Gran-Mark Income Properties Limited Partnership and Old Stone Bank entered into a Modification Agreement and Allonge Promissory Note to modify the promissory note dated May 29, 1987. The modification extended the maturity date to April 30, 1997. For the period from July 1, 1992 through April 30, 1994, monthly payments of interest only at the rate of 7.53% (2,25% added to the average two year U.S. Treasury Bill Rate for the last five business days of May, 1992, and calculated upon the principal outstanding), in the amount of $26,930.53 were due. For the period from May 1, 1994 through April 30, 1996, monthly payments of principal and interest were calculated based on an interest rate calculated by adding 2.75% to the average two year U.S. Treasury Bill Rate for the last five business days of April, 1994, and calculated upon the principal outstanding, plus a thirty year amortization of the principal balance of $4,291,717.51. For the period from May 1, 1996 through April 30, 1997, monthly payments of principal and interest are calculated based on an interest rate calculated by adding 3.0% to the average two year U.S. Treasury Bill Rate for the last five business days of April, 1996, and calculated upon the principal outstanding, plus a twenty eight year amortization of the principal balance. On April 30, 1997, all principal and accrued, unpaid interest was due plus a Deferred Balance of interest (totaling $374,761.19) and unpaid fees in the amount not to exceed $55,000. Interest charged to operations during the years ending September 30, 1996, 1995, and 1994, and during the period ending March 31, 1997 was $352,456, $359,156, $338,996, and $131,311, respectively.



Regency Savings Bank:

On February 18, 1997, Gran Mark Income Properties Limited Partnership and Regency Savings Bank entered into a Loan Extension and Modification Agreement to modify the promissory note dated May 29, 1987; with an original principal balance of $4,400,000 and a current principal balance of $4,193,256.47. The modification extended the maturity date to February 18, 2002. The modification agreement required payment of the deferred interest and fees in the amount of $421,184.16 in accordance with the Modification Agreement and Allonge-Promissory note dated June 30, 1992.

Monthly payments of principal and interest are calculated based on an interest rate of 9.5%, computed on the basis of a 360 day year for the actual number of days in the interest period. Commencing March 1, 1997, the principal and interest payments shall be $36,610.13. On February 18, 2002, all principal and accrued and unpaid interest shall be due and payable in full. Interest charged to operations for the current fiscal year to date is $46,375.

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


UNSECURED CLAIMS:

Unsecured claims (accounts payable) as of September 30, 1996, are summarized below:

Manassas Office Building
Utilities                                    $ 15,861
Repairs & Maintenance                           1,219
Rent Overpayment                                  325
Office                                            497
Legal                                             382
Legal Fees to a Related Party                  20,988
Building Improvements                            6,910
Office Equipment                                 4,047
Construction Management to a Related Party      5,115
                                              -------
Total                                        $ 55,344
                                              =======


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

Accordingly, aggregate management fees charged to operations for the years ended September 30, 1996, 1995, and 1994, are as follows:

                                             1996          1995          1994

Amherst Properties, Inc.              $   115,089   $   114,231   $   103,580
                                       ----------    ----------    ----------
Total                                 $   115,089   $   114,231   $   103,580

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

During the period of October 1990 through December 1990, the general partner paid $79,994 in various costs for the Partnership. During prior periods, $20,174 of these costs have been reimbursed to the general partner, and during the year ending September 30, 1996, an additional $15,000 was reimbursed, leaving a balance of unreimbursed costs of $44,820 as of September 30, 1996. These unreimbursed costs are included in Management Fees Payable to Amherst Properties, Inc. The Partnership has agreed to pay interest at the rate of 12% on these unreimbursed costs from December 31, 1990, until paid. Interest charged to operations during the year ending September 30, 1996 and during the current fiscal year was $33,363 and $2,682, respectively.

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


NOTE 7:     OPERATING LEASES

Minimum future rentals to be received under noncancellable operating leases from tenants of both properties in effect at September 30, 1996, are as follows:


Year ending September 30,                           Amount

1997                                           $   822,012
1998                                               553,272
1999                                               381,219
2000                                               196,781
Subsequent to 1999                                 136,814
                                                ----------
Total minimum future rentals                   $ 2,090,098


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





Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operations:

General

During the six month period ending March 31, 1997, the Partnership's cash position changed from $963,019 to $466,100.

The occupancy of the Manassas office building was approximately 95% on March 31, 1997. The occupancy of the shopping center was approximately 95% on March 31, 1996, and is no longer owned by the Partnership. The sale was completed in September 1996.

Partners' equity totaled $1,449,876 as of March 31, 1997 a decrease of $49,243 from September 30, 1996.

The Partnership's net loss for the quarter ending March 31, 1997, was $12,979, a decrease from net loss of $1,569 for the quarter ending March 31, 1996.


Results of Operations

The office building was approximately 95% leased on March 31, 1997, the same as for the quarter ended March 31, 1996. The office building continues to generate a positive cash flow.

During the six months ending March 31, 1997, Total Revenue has decreased by $434,218 or 40.5%; Total Expenses have decreased by $360,389 or 34.4%, and the Net Income has decreased by $73,829 as compared to the same period last fiscal year.

These declines are due to the loss of revenue and elimination of expenses related to the New York shopping center, which was sold in September 1996. During the six months ending March 31, 1997, the Total Revenue from the office building increased by $30,606 or 5.1%, Total expenses increased by $29,120 of 4.8%, and Net Income decreased $1,486 as compared to the same period last fiscal year.

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

During the six month period ending March 31, 1997, $172,866 of cash was provided by operations (see Statement of Cash Flows). This reflects and increase in cash flow from operations of $89,028 over the previous six month period ending March 31, 1996, due primarily to the increase in cash from rents receivable and an increase in payables.

The managing general partner had deferred payment of most of its management fees since October 1990 to allow the partnership to continue to improve its financial position. Payments of $29,387 were made to the general partner during the six month period ending March 31, 1997, for current and past management fees of $25,546, and $3,841 in interest and reimbursements.




PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

Chapter 11 filing - See Note 3 to Financial Statements at Part I - Item 1

Law Suite Filing - See Note 10 to Financial Statements at Part I - Item 1

Item 2 - Changes in Securities - None

Item 3 - Defaults Upon Senior Securities - None

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

GRAN-MARK INCOME PROPERTIES
LIMITED PARTNERSHIP
By: Amherst Properties, Inc.
    General Partner
By:



___________, 1997                            Louis J. Marin
Date                                         Louis J. Marin
                                             President