Form 10-Q
period 1997-06-30
GRAN MARK INCOME PROPERTIES LTD PARTNERSHIP
filed 1997-08-25
CIK 770319

United States
Securities and Exchange Commission
Washington, D.C.  20549


FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ending June 30, 1997

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


PART II - OTHER INFORMATION

	     Other Information                             27









































	      Gran-Mark Income Properties Limited Partnership
			      Balance Sheets
			June 30, 1997 (Unaudited)
		       September 30, 1996 (Audited)




				    ASSETS

						     6/30/97          9/30/96
CURRENT ASSETS

Cash                                             $   475,743      $   963,019
Tenant Rents Receivable                              138,386          133,343
Prepaid Expenses and Other                            20,089           30,202
Mortgage Escrow Accounts                              43,700           30,816
						  ----------       ----------
Total Current Assets                                 677,918        1,157,380


FIXED ASSETS:

Land                                                 418,598          418,598
Buildings                                          6,594,998        6,594,998
Building Improvements                                761,324          654,858
Vehicle and Office Equipment                          45,951           41,064
						  ----------       ----------
Total                                              7,820,871        7,709,518
Less: Accumulated Depreciation                     2,671,872        2,462,063
						  ----------       ----------
Total Book Value of Fixed Assets                   5,148,999        5,247,455


OTHER ASSETS:

Deferred Costs net of accumulated
amortization of $94,336 and
$199,315 as of June 30, 1997 and
September 30, 1996, respectively.                   183,932            42,926
						 ----------        ----------
Total Other Assets                                  183,932            42,926
						 ----------        ----------
Total Assets                                    $ 6,010,849       $ 6,447,761
						===========       ===========














<F/N>
See Notes to the Financial Statements


	       Gran-Mark Income Properties Limited Partnership
				Balance Sheets
			 June 30, 1997 (Unaudited)
		       September 30, 1996 (Audited)



		      LIABILITIES AND PARTNERS' EQUITY


						     6/30/97          9/30/96
CURRENT LIABILITIES:

Accounts Payable                                 $    87,482      $    55,344
Accrued Interest                                      49,640           46,478
Accrued Expenses                                      48,176           83,199
Unearned Rental Income                                 5,907            8,554
Current Portion of Mortgages Payable                  30,857        4,634,915
						  ----------       ----------
Total Current Liabilities                            222,062        4,828,490


LONG-TERM LIABILITIES:

Tenant Security Deposits Payable                      49,965           44,746
Management Fees Payable to Amherst
Properties, Inc.                                      73,283           75,406
Mortgage Payable                                   4,142,852                0
						  ----------       ----------
Total Long-Term Liabilities                        4,266,100          120,152
						  ----------       ----------
Total Liabilities                                  4,488,162        4,948,642



CONTINGENCIES AND COMMITMENTS (Notes 3 through 10)




PARTNERS' EQUITY:

General Partner                                  $   (20,079)     $   (20,315)
Limited Partners (12,000 units
authorized; 6,505 issued and
outstanding)                                       1,542,766        1,519,434
						  ----------       ----------
Total Partners' Equity                             1,522,687        1,499,119
						  ----------       ----------
Total Liabilities and Partners' Equity           $ 6,010,849      $ 6,447,761
						 ===========      ===========








<F/N>
See Notes to the Financial Statements.


		Gran-Mark Income Properties Limited Partnership
			    Statements of Income
				(Unaudited)
	  For the Three Month Periods Ending June 30, 1997 and 1996
	   For the Nine Month Periods Ending June 30, 1997 and 1996





			       Three        Three        Nine         Nine
			       Months       Months       Months       Months
			       Ending       Ending       Ending       Ending
			       6/30/97      6/30/96      6/30/97      6/30/96

REVENUE:

Rental                     $   308,705  $   420,003  $   929,387  $ 1,288,350
Tenant Reimbursements          108,649       22,598      106,725      214,864
Interest Income                  2,170        2,545        7,217        7,463
Other                            5,508        1,245       20,527        8,754

Total Revenue                  425,032      446,391    1,063,856    1,519,431

EXPENSES:

Interest                       101,635      165,913      282,003      500,785
Depreciation & Amortization     84,483      109,153      235,491      327,687
Utilities                       45,485       51,313      125,787      151,910
Real Estate Taxes & Licenses    12,299       58,369       36,855      175,150
Property Maintenance & Repairs  46,144       54,274      145,758      162,822
Management Fees                 20,503       25,758       62,996       87,266
General & Administration        41,673       45,051      151,398      152,665

Total Expenses                 352,222      509,831    1,040,288    1,558,285

Net Income or (Loss)            72,810      (63,440)      23,568      (38,854)



Allocation of Net Income or (Loss)
General Partners                   728         (634)         236         (389)
Limited Partners                72,082      (62,806)      23,332      (38,465)

Net Income or (Loss) per weighted
average Limited Partnership
unit (6,505 units)               11.08        (9.66)        3.59        (5.92)












<F/N>
See Notes to the Financial Statements.


		Gran-Mark Income Properties Limited Partnership
		   Statements of Changes in Partners' Equity
		For the Nine Month Period Ending June 30, 1997
				 (Unaudited)
				     and
	    For the Years Ending September 30, 1996, 1995, and 1994
				  (Audited)





					   General     Limited
					   Partner     Partners         Total


Balance, September 30, 1993             $  (14,966)  $ 2,049,111  $ 2,034,145


Net Loss Fiscal Year Ending 1994            (2,709)     (268,240)    (270,949)
					 ----------   ----------   ----------
Balance, September 30, 1994             $  (17,675)  $ 1,780,871  $ 1,763,196



Net Loss Fiscal Year Ending 1995            (2,172)     (215,075)    (217,247)
					 ---------    ----------   ----------
Balance, September 30, 1995             $  (19,847)  $ 1,565,796  $ 1,545,949



Net Loss Fiscal Year Ending 1996              (468)      (46,362)     (46,830)
					 ---------    ----------   ----------
Balance, September 30, 1996             $  (20,315)  $ 1,519,434  $ 1,499,119



Net Loss for the Period Ending
June 30, 1997                                  236        23,332       23,568
					 ---------    ----------   ----------
Balance, June 30, 1997                  $  (20,079)  $ 1,542,766  $ 1,522,687


















<F/N>
See Notes to the Financial Statements


		Gran-Mark Income Properties Limited Partnership
			   Statements of Cash Flow
				 (Unaudited)
	    For the Nine Month Periods Ending June 30, 1997 and 1996


							 6/30/97      6/30/96
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income or (Loss) from
Statement of Income                                    $  23,568   $  (38,854)

Adjustments to reconcile net loss
to cash provided by (used in)
operating activities:
Depreciation & Amortization                              235,491      327,687
Loss on Vehicle                                                0        2,871
(Increase) Decrease in:
Tenant Rents Receivable                                   (5,043)      (9,295)
Prepaid Expenses and Other                                10,113      (23,933)
Mortgage Escrow Accounts                                 (12,884)     (13,496)
Increase (Decrease) in:
Accounts Payable                                          32,138       37,978
Accrued Interest                                           3,162       (1,964)
Accrued Expenses                                         (35,023)       1,242
Unearned Rental Income                                    (2,647)     (55,899)
Tenant Security Deposits Payable                           5,219        1,965
Management Fees Payable to
Amherst Properties, Inc.                                  (2,123)     (28,557)
						       ---------    ---------
Total Adjustments                                        228,403      238,599
						       ---------    ---------

Net Cash Provided by Operating Activities                251,971      199,745


CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to Office Equipment                             (4,887)      (7,774)
Additions to Building Improvements                      (106,466)    (125,896)
Additions to Deferred Costs                             (166,688)                 0
Net Cash Provided by (Used in) Investing
Activities                                            $ (278,041) $  (133,670)















<F/N>
See Notes to the Financial Statements.


		Gran-Mark Income Properties Limited Partnership
			  Statements of Cash Flows
				(Unaudited)
	   For the Nine Month Periods Ending June 30, 1997 and 1996


							 6/30/97      6/30/96
CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of Mortgage                                $  (461,206) $   (59,176)
Incentive to Lesse                                              0       (1,197)
						      ----------   ----------
Net Cash Provided by (Used in)
Financing Activities                                    (461,206)     (60,373)

Net Change in Cash                                   $  (487,276) $     5,702
CASH AT BEGINNING OF PERIOD                              963,019      542,360
						      ----------   ----------
CASH AT END OF PERIOD                                $   475,743  $   548,062
						     ===========  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for Interest             $   278,842  $   502,749


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

On December 31, 1995, the vehicle was traded in. Both the old and new vehicle are in Amherst Properties, Inc.'s name. The new vehicle is not recorded on the Partnership's books.




























<F/N>
See Notes to the Financial Statements.


GRAN-MARK INCOME PROPERTIES LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS

June 30,1997


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











NOTE 2: RENTAL PROPERTY:

Land, buildings, improvements, and other capital expenditures, and their related accumulated depreciation accounts are summarized as follows:

				      Office         Vehicle
				      Building       and
				      Manassas,      Office
				      Virginia       Equipment        Total

Date of Construction                      1974

Date Acquired                        Aug. 1986         Various

Land                               $   418,598     $         0     $   418,598
Buildings                            6,594,998               0       6,594,998
Other                                        0          45,951          45,951
				    ----------      ----------      ----------
Total initial cost to partnership    7,013,596          45,951       7,059,547


Improvements capitalized
subsequent to acquisition              761,324               0         761,324
				    ----------      ----------      ----------
Total accumulated cost             $ 7,774,920     $    45,951     $ 7,820,871

Accumulated depreciation             2,650,919          20,953       2,671,872
				    ----------      ----------      ----------
Net book Value                     $ 5,124,001     $    24,998     $ 5,148,999
				   ===========     ===========     ===========

The following is a summary of activity for the land, buildings and improvements, for the years ended September 30, 1995, and 1996;
and the period ending June 30, 1997:

				       Rental             Accumulated
				       Property           Depreciation

Balance September 30, 1994             $12,257,710        $(2,928,769)

10/01/94 - 9/30/95
Additions during the period:
Improvements capitalized                    18,404
Depreciation  expense                                        (417,460)
Deletions during the period:                (2,897)             2,897
					----------         ----------
Balance September 30, 1995             $12,273,217        $(3,343,332)

10/01/95 - 9/30/96
Additions during the period:
Improvements capitalized                   158,014
Depreciation expense                                         (405,850)
Deletions during the period             (4,762,777)         1,302,389
					----------         ----------
Balance September 30, 1996             $ 7,668,454        $(2,446,793)


10/01/96 - 6/30/97
Additions during the period:
Improvements capitalized                   106,466
Depreciation expense                                         (204,126)
					----------         ----------
Balance, June 30, 1997                 $ 7,774,920        $(2,650,919)


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


NOTE 5:     SECURED CLAIMS:

Secured claims as of September 30, 1995 and 1996, which are collateralized by liens on the Partnership's rental property, including their related leases, accounts receivable, and vehicle, are summarized below:


       Lender                 Property         Sept 30, 1995     Sept 30, 1996

Old Stone Bank, FSB       The Sudley Tower
Now, Regency Savings      (Office Bldg)
Bank                      Manassas, VA           $ 4,672,365       $ 4,634,915

Seamen's Bank for         Sheridan Hills
Savings, FSB              Plaza
Now, Regency Savings      (Shopping Ctr)
Bank                      Amherst, NY              3,001,002                 0

First Virginia Bank       Vehicle                      1,197                 0
						  ----------        ----------
Totals                                           $ 7,674,564       $ 4,634,915
						 ===========       ===========

Scheduled maturities of secured claims at September 30, 1996, are as follows:

		     FYE  1997               $4,634,915
		     FYE  1998 and after              0
		     Total                   $4,634,915
					     ==========



Old Stone Bank, FSB/Regency Savings Bank:

On June 30, 1992, Gran-Mark Income Properties Limited Partnership and Old Stone Bank entered into a Modification Agreement and Allonge Promissory Note to modify the promissory note dated May 29, 1987. The modification extended the maturity date to April 30, 1997. For the period from July 1, 1992 through April 30, 1994, monthly payments of interest only at the rate of 7.53% (2,25% added to the average two year U.S. Treasury Bill Rate for the last five business days of May, 1992, and calculated upon the principal outstanding), in the amount of $26,930.53 were due. For the period from May 1, 1994 through April 30, 1996, monthly payments of principal and interest were calculated based on an interest rate calculated by adding 2.75% to the average two year U.S. Treasury Bill Rate for the last five business days of April, 1994, and calculated upon the principal outstanding, plus a thirty year amortization of the principal balance of $4,291,717.51. For the period from May 1, 1996 through April 30, 1997, monthly payments of principal and interest are calculated based on an interest rate calculated by adding 3.0% to the average two year U.S. Treasury Bill Rate for the last five business days of April, 1996, and calculated upon the principal outstanding, plus a twenty eight year amortization of the principal balance. On April 30, 1997, all principal and accrued, unpaid interest was due plus a Deferred Balance of interest (totaling $374,761.19) and unpaid fees in the amount not to exceed $55,000. Interest charged to operations during the years ending September 30, 1996, 1995, and 1994, and during the period ending June 30, 1997 was $352,456, $359,156, $338,996, and $131,311, respectively.



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

Monthly payments of principal and interest are calculated based on an interest rate of 9.5%, computed on the basis of a 360 day year for the actual number of days in the interest period. Commencing March 1, 1997, the principal and interest payments shall be $36,610.13. On February 18, 2002, all principal and accrued and unpaid interest shall be due and payable in full. Interest charged to operations for the current fiscal year to date is $146,669.

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


UNSECURED CLAIMS:

Unsecured claims (accounts payable) as of September 30, 1996, are summarized below:

Manassas Office Building
Utilities                                   $ 15,861
Repairs & Maintenance                          1,219
Rent Overpayment                                 325
Office                                           497
Legal                                            382
Legal Fees to a Related Party                 20,988
Building Improvements                          6,910
Office Equipment                               4,047
Construction Management to a Related Party     5,115
					     -------
Total                                       $ 55,344
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

As of September 30, 1996, $30,586 of these fees remain payable to Amherst Properties, Inc.

Reimbursement of Partnership Operating Expenses

The Partnership agreement provides for reimbursing the general partner and its affiliates for costs of providing administrative services to the partnership. Such reimbursements charged by and paid to the current general partner for operations are none for period ending September 30, 1994. Reimbursements charged by and included in the Accounts Payable as of September 30, 1995, were $27,985 and noted as related party items. Reimbursements of $58,958 were charged by the general partner, $5,410 was paid during the fiscal year ending September 30, 1996, and $53,548 are included an Accrued Expenses as of September 30, 1996. During the current fiscal year, reimbursements of $2,685 were charged by the general partner and paid.

During the period of October 1990 through December 1990, the general partner paid $79,994 in various costs for the Partnership. During prior periods, $20,174 of these costs have been reimbursed to the general partner, and during the year ending September 30, 1996, an additional $15,000 was reimbursed, leaving a balance of unreimbursed costs of $44,820 as of September 30, 1996. These unreimbursed costs are included in Management Fees Payable to Amherst Properties, Inc. The Partnership has agreed to pay interest at the rate of 12% on these unreimbursed costs from December 31, 1990, until paid. Interest charged to operations during the year ending September 30, 1996 and during the current fiscal year was $33,363 and $4,023, respectively.

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


NOTE 7:     OPERATING LEASES

Minimum future rentals to be received under noncancellable operating leases from tenants of both properties in effect at September 30, 1996, are as follows:


Year ending September 30,                        Amount

1997                                        $   822,012
1998                                            553,272
1999                                            381,219
2000                                            196,781
Subsequent to 1999                              136,814
					     ----------
Total minimum future rentals                $ 2,090,098
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





Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operations:

General

During the nine month period ending June 30, 1997, the Partnership's cash position changed from $963,019 to $475,743.

The occupancy of the Manassas office building was approximately 95% on June 30, 1997. The occupancy of the shopping center was approximately 95% on June 30, 1996, and is no longer owned by the Partnership. The sale was completed in September 1996.

Partners' equity totaled $1,522,687 as of June 30, 1997, an increase of $23,568 from September 30, 1996.

The Partnership's net income for the quarter ending June 30, 1997, was $72,810, an increase from net loss of $63,440 for the quarter ending June 30, 1996.


Results of Operations

The office building was approximately 95% leased on June 30, 1997, the same as for the quarter ended June 30, 1996. The office building continues to generate a positive cash flow.

During the nine months ending June 30, 1997, Total Revenue has decreased by $358,963 or 27.9%; Total Expenses have decreased by $517,997 or 33.2%, and the Net Income has increased by $62,422 as compared to the same period last fiscal year.

These declines are due to the loss of revenue and elimination of expenses related to the New York shopping center, which was sold in September 1996. During the nine months ending June 30, 1997, the Total Revenue from the office building increased by $105,967 or 11.1%, Total expenses increased by $15,638 of 1.6%, and Net Income increased $90,329 as compared to the same period last fiscal year. The increase in revenue is due to the assessment of Tenant Reimbursements made during this quarter as compared to the fourth quarter in the prior fiscal year.

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

During the nine month period ending June 30, 1997, $251,971 of cash was provided by operations (see Statement of Cash Flows). This reflects an increase in cash flow from operations of $52,226 over the previous nine month period ending June 30, 1996, due primarily to the increase in net income.

The managing general partner had deferred payment of most of its management fees since October 1990 to allow the partnership to continue to improve its financial position. Payments of $72,388 were made to the general partner during the nine month period ending June 30, 1997, for current and past management fees of $64,619, and $5,084 in interest, and $2,685 in reimbursements.




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

GRAN-MARK INCOME PROPERTIES
LIMITED PARTNERSHIP
				     By: Amherst Properties, Inc.
					 General Partner
					 By:



August 8, 1997                           Louis J. Marin
Date                                     Louis J. Marin
					 President