Form 10-K
period 1997-09-30
GRAN MARK INCOME PROPERTIES LTD PARTNERSHIP
filed 1997-12-29
CIK 770319

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10 - K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1997

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

					 X  Yes        No

At September 30, 1997, the registrant had outstanding 6,505 units of limited partnership interest. The units are not readily marketable and have a stated value of $1,000 per unit.

Amherst Properties, Inc. has signed a contract for management of the office building, and previously for the shopping center, with management fees currently based on 6% of gross revenues, starting October 1, 1990. Amherst Properties, Inc. had subcontracted with Center Association, Inc., an unrelated entity, to provide certain management services for the shopping center. In accordance with the Partnership Agreement, Amherst Properties, Inc. is responsible for all third party management expenses.

The Partnership's property competes with other similar type properties in the geographic market.

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

As of September 30, 1997, the office building was approximately 85% leased with one tenant leasing in excess of 10% of the office building.

Because of the loan restructuring with Old Stone Bank in 1992, the debt service requirements have been reduced. This reduction is now reflected in the rental structure which has been lowered to be more competitive in the marketplace. The completed renovation of the lobby gives the building a more inviting look for the 1990s.

The office building has been known as the First Virginia Building until First Virginia Bank terminated its lease in November 1990. The building name was then changed to The Sudley Tower.


SHOPPING CENTER

Sherdian Hills Plaza, a one-story shopping center completed in 1980, had approximately 117,000 square feet of rental space, 652 parking spaces, and was located on approximately 15 acres in Amherst, New York (a suburb of Buffalo, New York). As of September 30, 1995, 95% of the shopping center was leased with the primary tenants being Hills Department Store and Fay's Drug Company, Inc. (Fay's Drug Stores), which together lease nearly 86% of the shopping center. On September 12, 1996, the shopping center was sold for $3,625,000. The outstanding principal balance on the mortgage of $2,962,361 was paid from the gross proceeds, as well as $295,791 in selling expenses and other related disbursements. The proceeds to the Partnership were $366,888, less additional legal fees of $16,000, resulting in net proceeds of $350,888.

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

Item 6 - Selected Financial Data

For the Year ended September 30,

Total Revenue          $1,385,802 $2,002,248 $1,870,121 $1,735,895 $1,605,755

Net Loss               $  (28,705)   (46,830)  (217,247)  (270,949)  (389,950)
Net loss per weighted
average limited
partnership unit       $    (4.37)     (7.13)    (33.06)    (41.24)    (98.59)

Total Assets           $5,958,162  6,447,761  9,646,798  9,930,069 10,311,631

Mortgage Payable       $4,161,492  4,634,915  7,673,367  7,744,189  7,790,440


The sale of the New York shopping center on September 12, 1996, materially affects the comparability of the information reflected in the selected financial data.

Item 7 - Management's discussion and analysis of financial condition and results of operations

General

During the fiscal year ending September 30, 1997, the Partnership's cash position changed from $963,019 to $485,768.

The occupancy of the Manassas office building was approximately 85% on September 30, 1997.

Partners' equity totaled $1,470,414 as of September 30, 1997, a decrease of $28,705 from the prior year.

The partnership's net loss for the fiscal year ending September 30, 1997, was $28,705; a decrease of $18,125 from a loss of $46,860 for the fiscal year ending September 30, 1996.

Results of Operations

The sale of the shopping center in September 1996 is a material event which results in the historical operations and financial condition not being indicative of future operations or financial condition.

The office building's occupancy rate was approximately 85% on September
30, 1997. The office building was approximately 96% leased for the years ended September 30, 1996 and 1995. The office building generates a positive cash flow.

An analysis of the office building operations during fiscal year ending September 30, 1997, indicates that the office building revenues have remained constant. Interest expenses were affected by the rate increase at the time the mortgage was renegotiatied. Expenses for depreciation and amortization have increased due to additional improvements and deferred costs. The expense for utilities decreased due to the installation of energy efficient light fixtures and building improvements. Expenses for property maintenance and repairs have decreased due to completion of several maintenance and replacement projects. Preventive maintenance programs continue to protect and improve the buildings and grounds. General and Administration Expenses have increased due to the increased commissions on additional antenna leases, increased advertising, and increased professional fees. See Notes to Financial Statement - Note 10:
Management Plans.

Trends & prospective information

See Item 6 - Selective Financial Data

The sale of the shopping center is a material event which results in the historical operations and financial condition not being indicative of future operations or financial condition.

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

During fiscal year ending September 30, 1997, $335,302 of cash was generated from operations. This reflects a decrease in cash flow from operations of $1,097 over the previous fiscal year.

The managing general partner deferred payment of most of its management fees from 1990 to 1993 to allow the partnership to continue to improve its financial position. The cash flow during the current year was sufficient to pay the current year's fees plus $3,218 of prior years' fees.

Funds were also used to acquire additional office equipment of $6,703, make building improvements of $121,988, and pay deferred costs in the amount of $210,438.

Capital Resources

Current management estimates the current market value to be more than $6,000,000. An improvement in the commercial rental real estate market and an increase in the occupancy of the Manassas office building would have a major effect on the market values of the properties.

The mortgage payable on the Manassas property, which was due April 30, 1997, was refinanced.

Item 8 - Financial Statements and Supplementary Data

Independent Auditor's Report.........................7
Balance Sheets.......................................8-9
Statements of Income.................................10
Statements of Changes in Partners' Equity............11
Statements of Cash Flow..............................12-13
Notes to Financial Statements........................14-27

Accompanying schedules are omitted since they are included in the Notes.


                        Jennifer A. Jones, CPA, Ltd.
                      10615 Judicial Drive, Suite 701
                            Fairfax, VA 22030
                              703-352-1587


                           November 26, 1997

                       Independent Auditor's Report



To the Partners of Gran-Mark Income
Properties Limited Partnership
7200 Sadly Road, Suite 900
Manassas, VA 22070


I have audited the accompanying balance sheets of Gran-Mark Income
Properties Limited Partnership as of September 30, 1997 and 1996, and the related statements of income, changes in partners' equity, and cash flows for the years ending September 30, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gran-Mark Income Properties Limited Partnership as of September 30, 1997 and 1996, and the results of its operations and its cash flows for the years ending September 30, 1997, 1996 and 1995, in conformity with general accepted accounting principles.




Jennifer A. Jones, CPA, Ltd.














                 Gran-Mark Income Properties Limited Partnership
                               Balance Sheets
                        September 30, 1997 and 1996


                                   ASSETS

                                                      9/30/97         9/30/96
[S]                                             [C]             [C]
CURRENT ASSETS

Cash                                             $    485,768    $    963,019
Tenant Rents Receivable                               117,815         133,343
Prepaid Expenses and Other                              7,888          30,202
Mortgage Escrow Accounts                               38,198          30,816

Total Current Assets                                  649,669       1,157,380

FIXED ASSETS

Land                                                  418,598         418,598
Buildings                                           6,594,998       6,594,998
Building Improvements                                 776,846         654,858
Office Equipment                                       47,767          41,064

Total                                               7,838,209       7,709,518
Less:  Accumulated Depreciation                     2,742,793       2,462,063

Total Book Value of Fixed Assets                    5,095,416       5,247,455

OTHER ASSETS:

Deferred Costs net of accumulated
amortization of $108,942 and
$199,315 as of September 30, 1997
and September 30, 1996, respectively                  213,077          42,926

Total Other Assets                                    213,077          42,926

Total Assets                                     $  5,958,162    $  6,447,761










                Gran-Mark Income Properties Limited Partnership
                              Balance Sheets
                       September 30, 1997 and 1996


                     LIABILITIES AND PARTNERS' EQUITY

                                                      9/30/97         9/30/96
[S]                                             [C]             [C]
Accounts Payable                                 $     87,585    $     55,344
Accrued Interest                                       16,617          46,478
Accrued Expenses                                       86,926          83,199
Unearned Rental Income                                  9,112           8,554
Current Portion of Mortgage Payable                    45,946       4,634,915

Total Current Liabilities                             246,186       4,828,490

LONG-TERM LIABILITIES:

Tenant Security Deposits Payable                       53,828          44,746
Management Fees Payable to Amherst
Properties, Inc.                                       72,188          75,406
Mortgage Payable - Office Building                  4,115,546               0

Total Long-Term Liabilities                         4,241,562         120,152

Total Liabilities                                   4,487,748       4,948,642

CONTINGENCIES AND COMMITMENTS (Notes 3 through 10)

PARTNERS' EQUITY

General Partner                                      (20,603)         (20,315)
Limited Partners (12,000 Units authorized;
6,505 issued and outstanding)                      1,491,017        1,519,434

Total Partners' Equity                             1,470,414        1,499,119

Total Liabilities and Partners' Equity          $  5,958,162     $  6,447,761




                Gran-Mark Income Properties Limited Partnership
                           Statements of Income
          For Fiscal Years Ending September 30, 1997, 1996 and 1995




                                          9/30/97       9/30/96       9/30/95
[S]                                 [C]           [C]           [C]
REVENUE:

Rental                               $  1,202,577  $  1,686,507  $  1,613,965
Tenant Reimbursements                     152,536       355,729       234,822
Interest                                    9,466        10,017        10,050
Other                                      21,223        26,410        11,284
Loss on Sale  of Asset                          0       (76,415)            0

Total Revenue                           1,385,802     2,002,248     1,870,121

EXPENSES:

Interest                                  384,541       634,377       684,743
Depreciation & Amortization               321,017       432,665       442,982
Utilities                                 170,709       198,606       219,100
Real Estate Taxes & Licenses               49,128       234,218       230,229
Property Maintenance & Repairs            193,316       235,148       195,531
Management Fees                            84,753       115,093       114,231
General & Administration Expenses         211,043       198,974       200,552

Total Expenses                          1,414,507     2,049,081     2,087,368

Net Loss                             $    (28,705) $    (46,833) $   (217,247)

Allocation of Net Loss:
General Partners                     $        288  $        468  $      2,172
Limited Partners                           28,417        46,365       215,075

Net Loss per weighted
average Limited Partnership
unit (6,505 units)                   $       4.37  $       7.13  $      33.06



                Gran-Mark Income Properties Limited Partnership
                  Statements of Changes in Partners' Equity
          For Fiscal Years Ending September 30, 1997, 1996 and 1995




                                         General      Limited
                                         Partner      Partners       Total
[S]                               [C]            [C]            [C]
Balance, September 30, 1994        $    (17,675)  $  1,780,874   $  1,763,199

Net Loss Fiscal Year Ending 1995         (2,172)      (215,075)      (217,247)
Balance, September 30, 1995             (19,847)     1,565,799      1,545,952

Net Loss Fiscal Year Ending 1996           (468)       (46,365)       (46,833)
Balance, September 30, 1996             (20,315)     1,519,434      1,499,119

Net Loss Fiscal Year Ending 1997           (288)       (28,417)       (28,705)
Balance, September 30, 1997        $    (20,603)  $  1,491,017   $  1,470,414



                Gran-Mark Income Properties Limited Partnership
                          Statement of Cash Flow
          For Fiscal Years Ending September 30, 1997, 1996 and 1995


                                            9/30/97      9/30/96      9/30/95
[S]                                    [C]          [C]          [C]
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income or Loss from
Statement of Income                     $   (28,705) $   (46,830) $  (217,247)

Adjustments to reconcile ner loss
to cash provided by (used in)
operating activities:
Depreciation & Amortization                 321,017      432,665      442,982
Loss on Vehicle                                   0        2,871            0
Loss on Sale of Assets                            0       76,415            0
Operating Expenses not paid by cash,
Withheld from Assets sale proceeds                0       73,032            0
(Increase)  Decrease in:
Tenant Tents Receivable                      15,528     (103,219)      (7,746)
Prepaid Expenses and Other                   22,314       17,008       (4,863)
Mortgage Escrow Acounts                      (7,382)      (2,985)     132,044
Increase (Decrease) in:
Accounts Payable                             32,242      (31,583)      (7,900)
Accrued Interest                            (29,862)      (9,038)        (556)
Accrued Expenses                              3,727       23,235       (4,846)
Unearned Rental Income                          559      (56,863)      52,791
Tenant Security Deposits
Payable                                       9,082      (12,339)      10,268
Management Fees payable to
Amherst Properties, Inc.                     (3,218)     (25,970)     (29,964)

Total Adjustments                           364,007      383,229      582,210

Net Cash Provided by Operating Activities   335,302      336,399      364,963

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from Sale if Assets                      0      350,888            0
Additions to Office Equipment                (6,703)     (18,676)      (8,222)
Additions to Building Inprovements         (121,988)    (158,014)     (18,404)
Additions to Deferred Costs                (210,438)     (12,650)     (15,433)

Net Cash Provided by (Used in) Investing
Activities                                 (339,129)     161,548      (42,059)




Gran-Mark Income Properties Limited Partnership
Statement of Cash Flow
For Fiscal Years Ending September 30, 1997, 1996 and 1995


                                            9/30/97      9/30/96      9/30/95
[S]                                    [C]          [C]          [C]
CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of Notes                      $         0  $    (1,197) $    (4,787)
Repayment of Secured Claims                (473,424)     (76,091)     (70,822
Incentive to Lessee                               0            0      (16,687)

Net cash Used in Financing Activities      (473,424)     (77,288)     (92,296)

Net Change in Cash                      $  (477,251) $   420,659  $   230,608

CASH AT BEGINNING OF YEAR                   963,019      542,360      311,752

CASH AT END OF YEAR                     $   485,768  $   963,019  $   542,360

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the
period for Interest                     $   414,402  $   650,168  $   685,299


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

On September 12, 1996, the New York shopping center was sold.

Gross Sales Price                       $ 3,625,000
Items paid from sales proceeds
Selling Expenses                           (222,719)
Secured Claims                           (2,962,361)
Operating expenses                          (73,032)
Legal Fees                                  (16,000)

Net proceeds from Sale                  $   350,888

On December 31, 1995, the vehicle was traded in. Both the old and new vehicle are in Amherst Properties, Inc.'s name. The new vehicle is not recorded on the Partnership's books.

Fully depreciated building improvements totaling $2,897 were disposed of during the year ending September 30, 1995.


GRAN-MARK INCOME PROPERTIES LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS

September 30, 1997


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

Cash Equivalents
For balance sheet and cash flow purposes, the Partnership considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid financial instruments purchased with a maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 1997.

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

Concentration of Credit Risk
Financial instruments that potentially subject the Partnership to credit risk include cash on deposit with financial institutions amounting to $961,771 and $285,768 at September 30, 1996 and 1997, respectively, which was insured up to $200,000, by the Federal Deposit Insurance Corporation.

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

NOTE 2: RENTAL PROPERTY:

Land, buildings, improvements, and other capital expenditures, and their related accumulated depreciation accounts are summarized as follows:


                                   Office
                                   Building
                                   Manassas,        Office
                                   Virginia         Equipment           Total

Date of Construction               1974

Date Acquired                      Aug. 1986        Various

Land                               $  418,598       $        0     $  418,598
Buildings                           6,594,998                       6,594,998
Other                                       0           47,767         47,767

Total Initial cost to partnership   7,013,596           47,767      7,061,363

Improvements capitalized
subsequent to acquisition             776,846                0        776,846

Total accumulated cost              7,790,442           47,767      7,838,209

Accumulated depreciation            2,719,834           22,959      2,742,793

Net Book Value                     $5,070,608       $   24,808     $5,095,416


The following is a summary of activity for the land, buildings and improvements, for the years ended September 30, 1995, 1996, and 1997:

                                                 Rental           Accumulated
                                                 Property         Depreciation

Balance September 30, 1994                       $12,257,710      $(2,928,769)

10/1/94 - 9/30/95
Additions during the period:
Improvements capitalized                              18,404
Depreciation expense                                                 (417,460)

Deletions during the period:                          (2,897)           2,897

Balance September 30, 1995                        12,273,217       (3,343,332)

10/1/95 - 9/30/96

Additions during the period:
Improvements capitalized                             158,014
Depreciation expense                                                 (405,850)
Deletions during the period:                      (4,762,777)       1,302,389

Balance September 30, 1996                         7,668,454       (2,446,793)

10/1/96 - 9/30/97

Additions during the period:
Improvements capitalized                             121,988
Depreciation expense                                                 (273,041)
Deletions during the period:

Balance September 30, 1997                      $  7,790,442      $(2,719,834)


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

As of September 30, 1997, a total of 6,505 units had been issued.

NOTE 5:     SECURED CLAIMS:

Secured claims as of September 30, 1996 and 1997, which are collateralized by liens on the Partnership's rental property, including their related leases and accounts receivable are summarized below:


       Lender                 Property         Sept 30, 1996     Sept 30, 1997

Regency Savings Bank        Sudley Tower
                            (Office Bldg)
                            Manassas, VA       $ 4,634,915       $ 4,161,492

Scheduled maturities of secured claims at September 30, 1997, are as follows:


FYE 1998                        $   45,946
FYE 1999                            50,506
FYE 2000                            55,519
FYE 2001                            61,029
FYE 2002                         3,948,492

Total                           $4,161,492

Regency Savings Bank:

On February 18, 1997, Gran-Mark Income Properties Limited Partnership and Regency Savings Bank entered into a Loan Extension and Modification Agreement to extend the maturity date and to modify the promissory note dated May 29, 1987. The maturity date of the note was extended to February 18, 2002, at which time a balloon payment of approximately $3,926,800 is due. As of February 18, 1997, the outstanding principal balance was $4,190,256. The mortgage bears interest at the rate of 9.5%. Fixed monthly payments of principal and interest of $36,610 are due through February 2002. In addition to monthly payments of principal and interest, a monthly escrow deposit for the real estate taxes is required. Pursuant to the terms of the Modification Agreement and Allonge Promissory Note dated June 30, 1992, the sum of $421,184 was required as payment of deferred interest and unpaid fees. In addition, an extension fee of $41,903 is payable by February 18, 1998. Interest charged to operations during the year ending September 30, 1997 was $247,851.

Old Stone Bank, FSB/Regency Savings Bank:

On June 30, 1992, Gran-Mark Income Properties Limited Partnership and Old Stone Bank entered into a Modification Agreement and Allonge Promissory Note to modify the promissory note dated May 29, 1987. The modification extended the maturity date to April 30, 1997. For the period from July 1, 1992 through April 30, 1994, monthly payments of interest only at the rate of 7.53% (2,25% added to the average two year U.S. Treasury Bill Rate for the last five business days of May, 1992, and calculated upon the principal outstanding), in the amount of $26,930.53 were due. For the period from May 1, 1994 through April 30, 1996, monthly payments of principal and interest are calculated based on an interest rate calculated by adding 2.75% to the average two year U.S. Treasury Bill Rate for the last five business days of April, 1994, and calculated upon the principal outstanding, plus a thirty year amortization of the principal balance of $4,291,717.51. For the period from May 1, 1996 through April 30, 1997, monthly payments of principal and interest will be calculated based on an interest rate calculated by adding 3.0% to the average two year U.S. Treasury Bill Rate for the last five business days of April, 1996, and calculated upon the principal outstanding, plus a twenty eight year amortization of the principal balance. On April 30, 1997, all principal and accrued, unpaid interest is due plus a Deferred Balance of interest (totaling $374,761.19) and unpaid fees in the amount not to exceed $55,000. Interest charged to operations during the years ending September 30, 1997, 1996, and 1995, was $131,311, 352,456, and $359,156, respectively.


Seamen's Bank for Savings/Regency Savings Bank:

The mortgage bore interest at the rate of 10.31%; 2.5% over the Federal Home Loan Bank Board Five Year Advance Rate. The loan was to mature in January, 1997, at which time a balloon payment of approximately $2,944,200 was due. Fixed monthly payments of $27,708 through January 1992 were based upon a thirty year amortization period. Commencing in February 1992, constant monthly payments in the amount of $28,936 are based on a twenty-five year amortization period.

The mortgage was only to be prepaid in the fifth, ninth or tenth years subject to a penalty of 1% in years five and ten and 2% in year nine, or if greater (in years nine and ten, only) 1% plus the prepayment fee then charged by the Federal Home Loan Bank Board. Interest Charged to operations during the years ending September 30, 1997, 1996 and 1995, was $0, $289,619, and $310,142;
respectively.

This mortgage was paid in full September 1996 upon the sale of the New York shopping center. Payment was made from the gross proceeds.

First Virginia Bank

On November 21, 1991, the Partnership acquired a 1991 Chevrolet truck. The acquisition was financed solely with a loan in the amount of $15,665, for which the vehicle is collateral. The loan required forty eight (48) constant monthly payments of $398.95, which commenced on January 5, 1992. The interest charged to operations ending September 30, 1997, 1996, and 1995, was $0, $23 and $378, respectively. Both the truck and the loan were in Amherst Properties, Inc's name, but the truck was paid for solely by the Partnership.

UNSECURED CLAIMS:

Unsecured claims (accounts payable) as of September 30, 1997 are summarized below:

Manassas Office Building
Utilities                                       $ 15,274
Repairs & Maintenance                              6,685
Rent Overpayment                                     325
Legal Fees to a Related Party                     34,813
Construction Management to a Related Party        22,413

Total                                           $ 79,510

NOTE 6:     RELATED PARTY TRANSACTIONS:

Management Agreements

The Partnership maintains a management agreement with Amherst Properties, Inc. (the current general partner) which provides for a monthly payment of management fees in the amount of six percent (6%) of gross rents collected and reimbursement of out-of-pocket expenses incurred in connection with the property

On September 30, 1996, the partnership executed an Amendment to Management Agreement with Amherst Properties, Inc. extending the expiration date to September 30, 2000. All other terms and conditions remain the same.

Accordingly, aggregate management fees charged to operations for the years ended September 30, 1997, 1996, and 1995, were $84,754;
$115,089; and $114,231, respectively.

As of September 30, 1997, $27,368 of these fees remain payable to Amherst Properties, Inc.

Reimbursement of Partnership Operating Expenses

The Partnership agreement provides for reimbursing the general partner and its affiliates for costs of providing administrative services to the partnership. Reimbursements charged to operations or capitalized for the years ended September 30, 1997, 1996, and 1995, were $21,557; $58,958; and $27,985, respectively.

During the period of October 1990 through December 1990, the general partner paid $79,994 in various costs for the Partnership. During prior periods, $35,174 of these costs have been reimbursed to the general partner, leaving a balance of unreimbursed costs of $44,820 as of September 30, 1997. These unreimbursed costs are included in Management Fees Payable to Amherst Properties, Inc. In December 1995, the Partnership agreed to pay interest at the rate of 12% on these unreimbursed costs from December 31, 1990, until paid. Interest charged to operations for the years ended September 30, 1997, 1996 and 1995, were $5,378; $5,556; and $0; respectively.

Certain administrative expenses, such as telephone charges, and operating expenses incurred on the Partnership's behalf by Amherst Properties, Inc. are billed to Amherst Properties, Inc. but are paid directly by the Partnership.

During the current fiscal year, the Partnership paid $6,421 for the monthly loan payment, and other expenses related to a vehicle owned by Amherst Properties, Inc. Both the vehicle and loan are in Amherst Properties, Inc.'s name. These payments are included in the interest paid to Amherst Properties, Inc.

NOTE 7:

OPERATING LEASES

Minimum future rentals to be received under noncancellable operating leases from tenants of both properties in effect at September 30, 1997, are as follows:


Year ending September 30,                           Amount

1998                                             $ 1,197,778
1999                                                 913,504
2000                                                 614,750
2001                                                 369,821
Subsequent to 2001                                   362,278

Total minimum future rentals                     $ 3,458,131

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

The success for the Manassas office building is dependent upon four major factors:

1. The ability to successfully compete with existing office buildings in Prince William County;

2.      The ability to attract new tenants from adjacent counties;

3.      Achieving and maintaining a high rate of occupancy; and

4.      Retention of existing tenants.

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

Management's efforts over the past several years brought to fruition an office building which is more than 85% leased and occupied. The management team overcame the loss of major tenants leasing more than 20,000 square feet. Management sought and obtained a signed lease with a major real estate broker and several mortgage companies.

Present plans are to continue to develop a self sufficient financial center for loans, banking, mortgage, home real estate sales, with necessary support services. These tenants which have stood the test of time not only survived the crunch of the early 1990s but have expanded and became more profitable. Marketing plans also include development of a tenant base consisting of high tech companies which are attracted to the IBM/Toshiba joint venture (Dominion Semi-Conductor) located in Manassas.

Management is generating a capacity for the roof top to accommodate 50 antennae. A rail system has been built to anchor the antennae and electronics will continue to be managed by RAM. The number of licensed antennae users has increased to 23.

More repairs, maintenance, and upgrading are needed at the office building to continue to attract and retain tenants. They are as follows:

1.  Renovate bathrooms on floors 2, 3, 4, 6, 7, 8 and 9;
2. Renovate, carpeting, wallpaper, ceiling, and lighting in the hallways of the upper floors;
3. Caulk the windows and window frames on the south side and east side of the building;
4. Install energy efficient motors which power the heating and hot water system;
5.  Upgrade the elevator controllers; and
6. Replace ceiling tiles in the hallways and thereafter throughout the building.


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

During the fiscal year ending September 30, 1997, renovations, upgrades and capital improvements were made as follows:

1. Increased amperage in the antenna room for additional antenna;
2. Caulked two sides (north and west) of the building and resurfaced four sides of the building;
3. Replaced main electrical switches which ensures continued electrical power to the building;
4.  Resurfaced and refinished exterior retaining wall;
5.  Replaced isolation springs supporting air handler #1;
6. Installed antenna room air conditioning to reduce excess buildup of heat;
7. Installed a modified economical outdoor sprinkler system for the landscaping;
8. Torqued down the electrical service units, panels, disconnects and transformers; and
9.  Landscaped the building site front and rear.

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

Future prospects for the building are brighter now than at any time since 1990. We continue to enjoy a relatively high occupancy although several large tenants moved out in July. Office location in Manassas continues to be in high demand with the presence of Dominion Semi-Conductor, a joint venture between IBM and Toshiba. The facility is now producing chips and currently expanding with a completion date of approximately six years away. High tech firms moving into the area service or become sub-contractors of IBM and Dominion Semi-Conductor. Existing roads in the area are being widened and new roads are under construction with a Route 234 by-pass completed from Route 28 to Interstate Route 66. Rout 28, a major north/south road, is also being widened. The widening of Route 66 has been completed. Newcomers to the area include George Mason University Bioinformatics Center and Advanced Biotechnology Laboratory Center.

The Manassas area continues to be attractive for several reasons:

1. There is significant blue collar and clerical workforce available.
2. Top management personnel of high-tech firms like the country surroundings in Chantilly, Gainesville, Warrenton
	   and surrounding areas.
3. Roads are underutilized and there is no bottleneck which exists during rush hour like Tysons Corner and along
 	  Route 95 north.
4. The county seeks out and promotes new businesses for development in the area.

Supplementary data has been omitted inasmuch as it is either inapplicable, immaterial, or it is presented in the financial statements or notes thereto.

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

Part III

Item 10 - Directors and Executive Officers of the Registrant

The partnership has no directors or officers under the Partnership
Agreement and the General Partner is solely responsible for the operation of the Partnership and its properties. The Limited Partners have no right to participate in the control of the Partnership. The current General Partner is Amherst Properties, Inc., located at 7900 Sudley Road, Suite 900, Manassas, Virginia 20109 ([703] 368-2415).

For information concerning the former general partners, see previous SEC filings.

Louis J. Marin, age 62, is the President of Amherst Properties, Inc. He received his B.B.A. in Business from City College, New York (1957), his MBA from Cornell University (1959) and his law degree from George Washington University (1964). He worked in the regulatory field for the Securities & Exchange Commission and the Office of the Comptroller of the Currency for 6 years. For the last 26 years he has worked as a lawyer specializing in real estate. During this time he has been a developer, investor, and manager of real estate.

Dr. Lionel Felsen, age 61, is the Executive Vice President of Amherst Properties, Inc. He did his undergraduate at Brooklyn College and graduate work at Georgetown University Medical and Dental School, D.D.S. (1964). He has managed a professional office since 1964. He has been an active investor in commercial and residential real estate for 26 years and is the major investor in Sher-Man Real Estate Partnership.


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

Item 12 - Security Ownership of Certain Beneficial Owners and Management

As of September 30, 1997, Lou Marin, President of Amherst Properties,
Inc., was a beneficial owner of 629.7438 units or 9.58% of the Partnership; Lionel Felsen, Executive Vice-President of Amherst Properties, Inc., was a beneficial owner of 1116.5596 units or 16.99% of the Partnership and Amherst Properties, Inc. was a beneficial owner of 500 units or 7.61% of the Partnership, in addition to its general partnership interest. To the knowledge of the Partnership's management there are no other beneficial owners of more than 5% of the Partnership.

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

Gran-Mark Income Properties Limited Partnership

By:  Amherst Properties, Inc.
     General Partner



By:  Louis J. Marin                                    December 29, 1997
     Louis J. Marin                                    Date
     President




By:  Lionel Felsen                                     December 29, 1997
     Lionel Felsen                                     Date
     Vice-President