Form 10-Q
period 1997-12-31
GRAN MARK INCOME PROPERTIES LTD PARTNERSHIP
filed 1998-02-13
CIK 770319

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10 - Q

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ending December 31, 1997

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

                                         X  Yes        No







PART I - FINANCIAL INFORMATION



Item 1		Financial Statements:                      Page

Balance Sheets                                     4 - 5

Statements of Income                                   6

Statements of Change in Partner's Equity               7

Statements of Cash Flow                            8 - 9

Notes to Financial Statements                         10


Item 2		Management's Discussion and Analysis of
Financial Condition and Results of Operations



PART II - OTHER INFORMATION

Other Information                                     24



                Gran-Mark Income Properties Limited Partnership
                              Balance Sheets
                       December 31, 1997 (Unaudited)
                       September 30, 1997 (Audited)


ASSETS                                          12/31/97              9/30/97

CURRENT ASSETS

Cash                                       $    436,056          $    485,768
Tenant Rents Receivable                         105,644               117,815
Prepaid Expenses and Other                        8,017                 7,888
Mortgage Escrow Accounts                         21,936                38,198
Certificate of Deposit                          100,000                     0

Total Current Assets                            671,653               649,669

FIXED ASSETS

Land                                            418,598               418,598
Buildings                                     6,594,998             6,594,998
Building Improvements                           780,291               776,846
Office Equipment                                 53,509                47,767

Total                                         7,847,396             7,838,209
Less:  Accumulated Depreciation               2,811,387             2,742,793

Total Book Value of Fixed Assets              5,036,009             5,095,416

OTHER ASSETS:

Deferred Costs net of accumulated
amortization of $108,942 and
$109,108 as of September 30, 1997
and December 31, 1997, respectively             199,686               213,077

Total Other Assets                              199,686               213,077

Total Assets                               $  5,907,348          $  5,958,162



<F/N>
See Notes to the Financial Statements

                Gran-Mark Income Properties Limited Partnership
                               Balance Sheets
                        December 31, 1997 (Unaudited)
                        September 30, 1997 (Audited)


LIABILITIES AND PARTNERS' EQUITY               12/31/97               9/30/97

Accounts Payable                           $     65,201          $     87,585
Accrued Interest                                    118                16,617
Accrued Expenses                                 85,714                86,926
Unearned Rental Income                           34,152                 9,112
Current Portion of Mortgage Payable              46,827                45,946

Total Current Liabilities                       232,012               246,186

LONG-TERM LIABILITIES:

Tenant Security Deposits Payable                 43,249                53,828
Management Fees Payable to Amherst
Properties, Inc.                                 73,305                72,188
Mortgage Payable - Office Building            4,105,795             4,115,546

Total Long-Term Liabilities                   4,222,349             4,241,562

Total Liabilities                             4,454,361             4,487,748

CONTINGENCIES AND COMMITMENTS (Notes 3 through 10)

PARTNERS' EQUITY

General Partner                                 (20,777)              (20,603)
Limited Partners (12,000 Units authorized;
6,505 issued and outstanding)                 1,473,764             1,491,017

Total Partners' Equity                        1,452,987             1,470,414

Total Liabilities and Partners' Equity     $  5,907,348          $  5,958,162


<F/N>
See Notes to the Financial Statements

                Gran-Mark Income Properties Limited Partnership
                           Statements of Income
                               (Unaudited)
              For the Three Month Periods Ending December 31, 1997
                           and December 31, 1996


                                               12/31/97              12/31/96
REVENUE:

Rental                                     $    333,298          $    290,935
Tenant Reimbursements                             9,874                10,847
Interest                                          3,315                 2,787
Other                                               256                 4,900

Total Revenue                                   346,743               309,469

EXPENSES:

Interest                                        102,316                87,675
Depreciation & Amortization                      81,985                74,278
Utilities                                        41,225                41,286
Real Estate Taxes & Licenses                     12,273                12,309
Property Maintenance & Repairs                   47,323                50,926
Management Fees                                  22,573                21,323
General & Administration Expenses                56,475                57,936

Total Expenses                                  364,170               345,733

Net Loss                                   $    (17,427)         $    (36,264)

Allocation of Net Loss:
General Partners                           $       (174)         $       (363)
Limited Partners                                (17,253)              (35,901)

Net Loss per weighted
average Limited Partnership
unit (6,505 units)                         $      (2.65)         $      (5.52)


<F/N>
See Notes to the Financial Statements

                Gran-Mark Income Properties Limited Partnership
                   Statements of Changes in Partners' Equity
        For the Three Month Period Ending December 31, 1997 (Unaudited)
      and For the Years Ending September 30, 1997, 1996 and 1995 (Audited)


                                      General       Limited
                                      Partner       Partners        Total


Balance, September 30, 1994      $    (17,675)   $  1,780,871    $  1,763,196

Net Loss Fiscal Year Ending 1995       (2,172)       (215,075)       (217,247)
Balance, September 30, 1995      $    (19,847)   $  1,565,796    $  1,545,949

Net Loss Fiscal Year Ending 1996         (468)        (46,362)        (46,830)
Balance, September 30, 1996      $    (20,315)   $  1,519,434    $  1,499,119

Net Loss Fiscal Year Ending 1997         (288)        (28,417)        (28,705)
Balance, September 30, 1997      $    (20,603)   $  1,491,017    $  1,470,414

Net Loss Period Ending
December 1997                            (174)        (17,253)        (17,427)
Balance, December 31, 1997       $    (20,777)   $  1,473,764    $  1,452,987


<F/N>
See Notes to the Financial Statements

                Gran-Mark Income Properties Limited Partnership
                         Statements of Cash Flows
                              (Unaudited)
        For the Three Month Periods Ending December 31, 1997, and 1996


                                                  12/31/97           12/31/96
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income or (Loss) from Statements of Income $   (17,427)       $   (36,264)

Adjustments to reconcile net loss
to cash provided by (used in)
operating activities:
Depreciation & Amortization                         81,985             74,278
(Increase)  Decrease in:
Tenant Tents Receivable                             12,171             50,302
Prepaid Expenses and Other                            (129)             5,632
Mortgage Escrow Acounts                             16,262             16,732
Increase (Decrease) in:
Accounts Payable                                   (22,384)            78,901
Accrued Interest                                   (16,499)            (1,286)
Accrued Expenses                                    (1,212)           (59,020)
Unearned Rental Income                              25,040             (4,019)
Tenant Security Deposits Payable                   (10,579)             2,167
Management Fees payable to
Amherst Properties, Inc.                             1,117             (3,772)

Total Adjustments                                   85,772            159,915

Net Cash Provided by Operating Activities           68,345            123,651

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Certificate of Deposit                (100,000)                 0
Additions to Office Equipment                       (5,742)            (4,887)
Additions to Building Inprovements                  (3,445)           (21,959)
Additions to Deferred Costs                              0            (63,506)

Net Cash Provided by (Used in) Investing
Activities                                        (109,187)           (90,352)


<F/N>
See Notes to the Financial Statements

                Gran-Mark Income Properties Limited Partnership
                          Statements of Cash Flows
                                (Unaudited)
       For the Three Month Periods Ending December 31, 1997, and 1996


                                                  12/31/97           12/31/96

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of Mortgage Payable                  $    (8,870)       $   (10,069)

Net Cash Used in Financing Activities               (8,870)           (10,069)

Net Change in Cash                             $   (49,712)       $    23,230

CASH AT BEGINNING OF THREE MONTH PERIOD            485,768            963,019

CASH AT END OF YEAR                            $   436,056        $   986,249

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for Interest       $   118,815        $    88,961

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Fully amortized leasing costs totaling $13,225 were disposed of during the period ending December 31, 1997.




<F/N>
See Notes to the Financial Statements

GRAN-MARK INCOME PROPERTIES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

December 31, 1997

Note 1:     NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business
The Partnership owns and operates an office building in Manassas, Virginia, and until September 12, 1996, owned and operated a shopping center in Amherst, NY, which contains approximately 95,000 and 117,000 square feet, respectively.

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

Land, buildings, improvements, and other capital expenditures, and their related accumulated depreciation accounts are summarized as follows:

                                       Office
                                       Building
                                       Manassas,       Office
                                       Virginia        Equipment      Total

Date of Construction                     1974

Date Acquired                          Aug. 1986       Various

Land                                 $  418,598              0     $  418,598
Buildings                             6,594,998              0      6,594,998
Other                                         0         47,767         47,767

Total Initial cost to partnership     7,013,596         47,767      7,061,363

Improvements capitalized
subsequent to acquistion                780,291          5,742        786,033

Total accumulated cost                7,793,887         53,509      7,847,396

Accumulated depreciation              2,786,519         24,868      2,811,387

Net Book Value                     $  5,007,368   $     28,641   $  5,036,009


The following is a summary of activity for the land, buildings and improvements, for the years ended September 30, 1995, 1996 and 1997:


                                             Rental               Accumulated
                                            Property             Depreciation

Balance September 30, 1994                $ 12,257,710           $ (2,928,769)

Oct 1, 1994 through Sep 30, 1995
Additions during the period:
Improvements capitalized                        18,404
Depreciation expense                                                 (417,460)
Deletions during the period                     (2,897)                 2,897

Balance September 30, 1995                  12,273,217             (3,343,332)

Oct 1, 1995 through Sep 30, 1996
Additions during the period:
Improvements capitalized                       158,014
Depreciation expense                                                 (405,850)
Deletions during the period                 (4,762,777)             1,302,389

Balance September 30, 1996                   7,668,454             (2,446,793)

Oct 1, 1996 through Sep 30, 1997
Additions during the period:
Improvements capitalized                       121,988
Depreciation expense                                                 (273,041)

Balance September 30, 1997                   7,790,442             (2,719,834)

Oct 1, 1997 through Dec 31, 1997
Additions during the period:
Improvements capitalized                         3,445
Depreciation expense                                                  (66,685)

Balance December 31, 1997                 $  7,793,887           $ (2,786,519)


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

As of December 31, 1997, a total of 6,505 units had been issued.


NOTE 5:     SECURED CLAIMS:

Secured claims as of September 30, 1996 and 1997, which are collateralized by liens on the Partnership's rental property, including their related leases and accounts receivable are summarized below:


     Lender           Property       Sept 30, 1996      Sept 30, 1997

Regency Savings       Sudley Tower
Bank                  (Office Bldg)
                      Manassas, VA     $ 4,634,915        $ 4,161,492


Scheduled maturities of secured claims at September 30, 1997, are as follows:


FYE 1998   $   45,946
FYE 1999       50,506
FYE 2000       55,519
FYE 2001       61,029
FYE 2002    3,948,492

Total      $4,161,492

Regency Savings Bank:

On February 18, 1997, Gran-Mark Income Properties Limited Partnership and Regency Savings Bank entered into a Loan Extension and Modification Agreement to extend the maturity date and to modify the promissory note dated May 29, 1987. The maturity date of the note was extended to February 18, 2002, at which time a balloon payment of approximately $3,926,800 is due. As of February 18, 1997, the outstanding principal balance was $4,190,256. The mortgage bears interest at the rate of 9.5%. Fixed monthly payments of principal and interest of $36,610 are due through February 2002. In addition to monthly payments of principal and interest, a monthly escrow deposit for the real estate taxes is required. Pursuant to the terms of the Modification Agreement and Allonge Promissory Note dated June 30, 1992, the sum of $421,184 was required as payment of deferred interest and unpaid fees. In addition, an extension fee of $41,903 is payable by February 18, 1998. Interest charged to operations during the year ending September 30, 1997 was $247,851, and during the period ending December 31, 1997, was $100,960.

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


UNSECURED CLAIMS:

Unsecured claims (accounts payable) as of September 30, 1997 are summarized below:

Manassas Office Building
Utilities                                          $ 15,274
Repairs & Maintenance                                 6,685
Rent Overpayment                                        325
Legal Fees to a Related Party                        34,813
Construction Management to a Related Party           22,413
                                                    -------
Total                                              $ 79,510
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

As of September 30, 1997, $27,368 of these fees remain payable to Amherst Properties, Inc.

Reimbursement of Partnership Operating Expenses

The Partnership agreement provides for reimbursing the general partner and its affiliates for costs of providing administrative services to the partnership. Reimbursements charged to operations or capitalized for the years ended September 30, 1997, 1996, and 1995, were $21,557; $58,958; and $27,985, respectively, and for the period ending December 31, 1997, $1,398.

During the period of October 1990 through December 1990, the general partner paid $79,994 in various costs for the Partnership. During prior periods, $35,174 of these costs have been reimbursed to the general partner, leaving a balance of unreimbursed costs of $44,820 as of September 30, 1997. These unreimbursed costs are included in Management Fees Payable to Amherst Properties, Inc. In December 1995, the Partnership agreed to pay interest at the rate of 12% on these unreimbursed costs from December 31, 1990, until paid. Interest charged to operations for the years ended September 30, 1997, 1996 and 1995, were $5,378; $5,556; and $0; respectively, and for the period ending December 31, 1997, $1,356.

Certain administrative expenses, such as telephone charges, and operating expenses incurred on the Partnership's behalf by Amherst Properties, Inc. are billed to Amherst Properties, Inc. but are paid directly by the Partnership.

During the fiscal year ending September 30, 1997, the Partnership paid $6,421 for the monthly loan payment, and other expenses related to a vehicle owned by Amherst Properties, Inc. Both the vehicle and loan are in Amherst Properties, Inc.'s name. These payments are included in the interest paid to Amherst Properties, Inc.

During the period ending December 31, 1997, the Partnership paid $20,131 for the monthly loan payment and other expenditures related to vehicles owned by Amherst Properties, Inc. These payments are included on the interest paid and offset other amounts due to Amherst Properties, Inc.


NOTE 7:     OPERATING LEASES

Minimum future rentals to be received under noncancellable operating leases from tenants of both properties in effect at September 30, 1997, are as follows:


Year ending September 30,                           Amount

1998                                             $ 1,197,778
1999                                                 913,504
2000                                                 614,750
2001                                                 369,821
Subsequent to 2001                                   362,278
                                               	------------
Total minimum future rentals                     $ 3,458,131
                                               	============

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

Future prospects for the building are brighter now than at any time since 1990. We continue to enjoy a relatively high occupancy although several large tenants moved out in July. Office location in Manassas continues to be in high demand with the presence of Dominion Semi-Conductor, a joint venture between IBM and Toshiba. The facility is now producing chips and currently expanding with a completion date of approximately six years away. High tech firms moving into the area service or become sub-contractors of IBM and Dominion Semi-Conductor. Existing roads in the area are being widened and new roads are under construction with a Route 234 by-pass completed from Route 28 to Interstate Route 66. Route 28, a major north/south road, is also being widened. The widening of Route 66 has been completed. Newcomers to the area include George Mason University Bioinformatics Center and Advanced Biotechnology Laboratory Center.

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

Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operations:


General

During the three month period ending December 31, 1997, the Partnership's cash position changed from $485,768 to $436,056.

The occupancy of the Manassas office building was approximately 91% on December 31, 1997.

Partners' equity totaled $1,452,987 as of December 31, 1997, a decrease of $17,427 from September 30, 1997.

The Partnership's net loss for the quarter ending December 31, 1997, was $14,427, as compared to a net income of $36,264 for the quarter ending December 31, 1996.


Results of Operations

The office building was approximately 91% leased on December 31, 1997, a decrease from 95% for the quarter ending December 31, 1996. The office building continues to generate a positive cash flow.

During the three months ending December 31, 1997, Total Revenue has increased by $37,274 or 12%; Total Expenses have increased by $18,437 or 5.3%, and the Net Loss has decreased by $18,837 or 51.9% as compared to the same period last fiscal year.

The increase in Total Revenue is due primarily to increase rental rates in new leases and built-in increases in existing leases. The increase on Total Expenses is due primarily to the increased interest rate on the mortgage.

Current management expects that the capital improvements will improve the appearance of the property, thus successfully compete with existing office buildings and achieve a high rate of occupancy.

For further information see Notes to Financial Statement - Note 10: Management Plans.

Liquidity

At the present time current rental income covers the expenditures for the property.

During the three month period ending December 31, 1997, $68,345 of cash was provided by operations (see Statement of Cash Flows). This reflects a decrease in cash flow from operations of $55,306 over the previous three month period ending December 31, 1996, due primarily to the increase in Accounts Payable and Accrued Expenses during the period last fiscal year; the decrease in Tenant Rents Receivable during the same period last fiscal year; and the decrease in Accrued Interest the period.

The managing general partner deferred payment of most of its management fees since October 1990 to allow the partnership to continue to improve its financial position. Payments of $41,848 were made to the general partner during the three month period ending December 31, 1997, for current and past management fees of $21,456, $2,538 in reimbursements and accounts payable, and $17,854 in interest.


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Chapter 11 filing - See Note 3 to Financial Statements at Part I - Item 1

Item 2 - Changes in Securities - None

Item 3 -  Defaults Upon Senior Securities - None

Item 4 - Submission of Matters to a Vote of Security Holders

On August 2, 1990, Amherst Properties, Inc. Sent voting materials to limited partners of Gran-mark Income Properties Limited Partnership and by August 24, 1990 has received written consents from a 60% majority of the units on favor of the removal of the former general partners and the substitution of Amherst Properties, Inc. As the new general partner.

Item 5 - Other Information - None

Item 6 - Exhibits and Reports on Form 8-K - None



SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

Gran-Mark Income Properties Limited Partnership

By:  Amherst Properties, Inc.
     General Partner



By:  Louis J. Marin                                    February 13, 1998
     Louis J. Marin                                    Date
     President