Form 10-Q
period 1998-03-31
GRAN MARK INCOME PROPERTIES LTD PARTNERSHIP
filed 1998-05-15
CIK 770319

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ending March 31, 1998

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

                                         X  Yes        No






PART I - FINANCIAL INFORMATION



Item 1      Financial Statements:                     Page

            Balance Sheets                            4 - 5

            Statements of Income                      6 - 7

            Statements of Change in Partner's Equity      8

            Statements of Cash Flow                   9 - 10

            Notes to Financial Statements                 11


Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations



PART II - OTHER INFORMATION

            Other Information                            23


                Gran-Mark Income Properties Limited Partnership
                                Balance Sheets
                          March 31, 1998 (Unaudited)
                         September 30, 1997 (Audited)

                                   ASSETS


                                                    3/31/98          9/30/97
CURRENT ASSETS

Cash                                            $   526,367      $   485,768
Tenant Rents Receivable                             123,308          117,815
Prepaid Expenses and Other                            7,125            7,888
Mortgage Escrow Accounts                             36,744           38,198

Total Current Assets                                693,544          649,669

FIXED ASSETS

Land                                                418,598          418,598
Buildings                                         6,594,998        6,594,998
Building Improvements                               796,695          776,846
Office Equipment                                     57,842           47,767

Total                                             7,868,133        7,838,209
Less:  Accumulated Depreciation                   2,880,480        2,742,793

Total Book Value of Fixed Assets                  4,987,653        5,095,416

OTHER ASSETS:

Deferred Costs net of accumulated
amortization of $108,942 and
$122,372 as of September 30, 1997
and March 31, 1998, respectively                    192,153          213,077

Total Other Assets                                  192,153          213,077

Total Assets                                    $ 5,873,350     $  5,958,162

<F/N>
See Notes to the Financial Statements

                Gran-Mark Income Properties Limited Partnership
                              Balance Sheets
                        March 31, 1998 (Unaudited)
                       September 30, 1997 (Audited)

                     LIABILITIES AND PARTNERS' EQUITY


                                                    3/31/98          9/30/97
Accounts Payable                                $    70,578     $     87,585
Accrued Interest                                        295           16,617
Accrued Expenses                                     50,441           86,926
Unearned Rental Income                               16,797            9,112
Current Portion of Mortgage Payable                  46,827           45,946

Total Current Liabilities                           184,938          246,186

LONG-TERM LIABILITIES:

Tenant Security Deposits Payable                     45,791           53,828
Management Fees Payable to Amherst
Properties, Inc.                                     72,332           72,188
Mortgage Payable - Office Building                4,094,500        4,115,546

Total Long-Term Liabilities                       4,212,623        4,241,562

Total Liabilities                                 4,397,561        4,487,748

CONTINGENCIES AND COMMITMENTS (Notes 3 through 10)

PARTNERS' EQUITY

General Partner                                     (20,549)         (20,603)
Limited Partners (12,000 Units authorized;
6,505 issued and outstanding)                     1,496,338        1,491,017

Total Partners' Equity                            1,475,789        1,470,414

Total Liabilities and Partners' Equity          $ 5,873,350     $  5,958,162

<F/N>
See Notes to the Financial Statements

                Gran-Mark Income Properties Limited Partnership
                            Statements of Income
                                (Unaudited)
                    For the Three Month Periods Ending
                    March 31, 1998 and March 31, 1997

                                                    3/31/98          3/31/97
REVENUE:

Rental                                          $   360,549     $    306,923
Tenant Reimbursements                                 9,810           10,052
Interest                                              4,521            2,260
Other                                                   509           10,119

Total Revenue                                       375,389          329,354

EXPENSES:

Interest                                             99,979           92,693
Depreciation & Amortization                          82,352           76,730
Utilities                                            41,324           39,017
Real Estate Taxes & Licenses                         12,273           12,246
Property Maintenance & Repairs                       39,136           48,687
Management Fees                                      20,259           21,171
General & Administration Expenses                    58,887           51,789

Total Expenses                                      354,210          342,333

Net Income or (Loss)                            $    21,179     $    (12,979)

Allocation of Net Income or (Loss):
General Partner                                 $       212     $       (130)
Limited Partners                                     20,967          (12,849)

Net Income or (Loss) per weighted
average Limited Partnership
unit (6,505 units)                              $      3.23     $      (1.98)


<F/N>
See Notes to the Financial Statements

               Gran-Mark Income Properties Limited Partnership
                           Statements of Income
                               (Unaudited)
                    For the Six Month Periods Ending
                   March 31, 1998 and March 31, 1997

                                                    3/31/98          3/31/97
REVENUE:

Rental                                          $   693,847      $   597,858
Tenant Reimbursements                                19,684           20,899
Interest                                              7,836            5,047
Other                                                   765           15,019

Total Revenue                                       122,132          638,823

EXPENSES:

Interest                                            202,295          180,368
Depreciation & Amortization                         164,342          151,008
Utilities                                            82,549           80,303
Real Estate Taxes & Licenses                         24,546           24,556
Property Maintenance & Repairs                       84,561           99,613
Management Fees                                      42,832           42,493
General & Administration Expenses                   115,632          109,725

Total Expenses                                      716,757          688,066

Net Income or (Loss)                            $     5,375      $   (49,243)

Allocation of Net Income or (Loss):
General Partner                                 $        54      $      (492)
Limited Partners                                      5,321          (48,751)

Net Income or (Loss) per weighted
average Limited Partnership
unit (6,505 units)                              $      0.82      $     (7.49)

<F/N>
See Notes to the Financial Statements

                Gran-Mark Income Properties Limited Partnership
                   Statements of Changes in Partners' Equity
         For the Six Month Period Ending March 31, 1998 (Unaudited) and For the Years Ending September 30, 1997, 1996 and 1995 (Audited)

                                    General          Limited
                                    Partner          Partners        Total
Balance, September 30, 1994      $    (17,675)    $  1,780,871  $  1,763,196

Net Loss Fiscal Year Ending 1995       (2,172)        (215,075)     (217,247)
Balance, September 30, 1995      $    (19,847)    $  1,565,796  $  1,545,949

Net Loss Fiscal Year Ending 1996         (468)         (46,362)      (46,830)
Balance, September 30, 1996      $    (20,315)    $  1,519,434  $  1,499,119

Net Loss Fiscal Year Ending 1997         (288)         (28,417)      (28,705)
Balance, September 30, 1997      $    (20,603)    $  1,491,017  $  1,470,414

Net Income Period Ending Mar 31, 1998      54            5,321         5,375
Balance, March 31, 1998          $    (20,549)    $  1,496,338  $  1,475,789

<F/N>
See Notes to the Financial Statements

              Gran-Mark Income Properties Limited Partnership
                         Statements of Cash Flows
                               (Unaudited)
        For the Six Month Periods Ending March 31, 1998, and 1997

                                                    3/31/98          3/31/97
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income or (Loss) from Statements of Income $      5,375      $   (49,243)

Adjustments to reconcile net loss
to cash provided by (used in)
operating activities:
Depreciation & Amortization                         164,342          151,008
(Increase)  Decrease in:
Tenant Tents Receivable                              (5,493)          84,207
Prepaid Expenses and Other                              763            7,862
Mortgage Escrow Acounts                               1,454            1,924
Increase (Decrease) in:
Accounts Payable                                    (17,007)          42,651
Accrued Interest                                    (16,322)           4,234
Accrued Expenses                                    (36,485)         (55,243)
Unearned Rental Income                                7,685           (8,554)
Tenant Security Deposits Payable                     (8,037)           2,167
Management Fees payable to
Amherst Properties, Inc.                                144           (8,147)

Total Adjustments                                    91,044          222,109

Net Cash Provided by Operating Activities            96,419          172,866

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to Office Equipment                       (10,075)          (4,887)
Additions to Building Improvements                  (19,849)         (48,768)
Additions to Deferred Costs                          (5,731)        (163,290)

Net Cash Provided by (Used in) Investing            (35,655)        (216,945)
Activities


<F/N>
See Notes to the Financial Statements

              Gran-Mark Income Properties Limited Partnership
                         Statements of Cash Flows
                               (Unaudited)
         For the Six Month Periods Ending March 31, 1998, and 1997

                                                    3/31/98          3/31/97
CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of Mortgage Payable                  $    (20,165)     $  (452,840)

Net Cash Used in Financing Activities               (20,165)        (452,840)

Net Change in Cash                             $     40,599      $  (496,919)

CASH AT BEGINNING OF SIX MONTH PERIOD               485,768          963,019

CASH AT END OF YEAR                            $    526,367      $   466,100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for Interest       $    116,301      $   176,134

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Fully amortized leasing costs totaling $13,225 were disposed of during the period ending March 31, 1998.

<F/N>
See Notes to the Financial Statements






GRAN-MARK INCOME PROPERTIES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

March 31, 1998

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

Cash Equivalents
For balance sheet and cash flow purposes, the Partnership considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid financial instruments purchased with a maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 1997. On March 31, 1998, there are cash equivalents of $251,913 composed of two Certificates of Deposit.

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

Land, buildings, improvements, and other capital expenditures, and their related accumulated depreciation accounts are summarized as follows:

                                      Office
                                      Building
                                      Manassas,        Office
                                      Virginia        Equipment       Total

Date of Construction                   1974

Date Acquired                         Aug. 1986       Various

Land                                 $  418,598     $        0    $  418,598
Buildings                             6,594,998              0     6,594,998
Other                                         0         57,842        57,842

Total Initial cost to partnership     7,013,596         57,842     7,071,438

Improvements capitalized
subsequent to acquisition               796,695              0       796,695

Total accumulated cost                7,810,291         57,842     7,868,133

Accumulated depreciation              2,853,459         27,021     2,880,480

Net Book Value                     $  4,956,832   $     30,821  $  4,987,653



The following is a summary of activity for the land, buildings and improvements, for the years ended September 30, 1995, 1996 and 1997; and period ending March 31, 1998:

                                                     Rental      Accumulated
                                                   Property     Depreciation

Balance September 30, 1994                     $ 12,257,710     $ (2,928,769)

Oct 1, 1994 through Sep 30, 1995
Additions during the period:
Improvements capitalized                             18,404
Depreciation expense                                                (417,460)
Deletions during the period                          (2,897)           2,897

Balance September 30, 1995                       12,273,217       (3,343,332)

Oct 1, 1995 through Sep 30, 1996

Additions during the period:
Improvements capitalized                            158,014
Depreciation expense                                                (405,850)
Deletions during the period                      (4,762,777)       1,302,389

Balance September 30, 1996                        7,668,454       (2,446,793)

Oct 1, 1996 through Sep 30, 1997

Additions during the period:
Improvements capitalized                            121,988
Depreciation expense                                                (273,041)

Balance September 30, 1997                        7,790,442       (2,719,834)

Oct 1, 1997 through Mar 31, 1998

Additions during the period:
Improvements capitalized                             19,849
Depreciation expense                                                (133,625)

Balance March 31, 1998                         $  7,810,291     $ (2,853,459)


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

As of March 31, 1998, a total of 6,505 units had been issued.


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

Regency Savings Bank:

On February 18, 1997, Gran-Mark Income Properties Limited Partnership and Regency Savings Bank entered into a Loan Extension and Modification Agreement to extend the maturity date and to modify the promissory note dated May 29, 1987. The maturity date of the note was extended to February 18, 2002, at which time a balloon payment of approximately $3,926,800 is due. As of February 18, 1997, the outstanding principal balance was $4,190,256. The mortgage bears interest at the rate of 9.5%. Fixed monthly payments of principal and interest of $36,610 are due through February 2002. In addition to monthly payments of principal and interest, a monthly escrow deposit for the real estate taxes is required. Pursuant to the terms of the Modification Agreement and Allonge Promissory Note dated June 30, 1992, the sum of $421,184 was required as payment of deferred interest and unpaid fees. In addition, an extension fee of $41,903 was payable by February 18, 1998. Interest charged to operations during the year ending September 30, 1997 was $247,851, and during the period ending March 31, 1998, was $199,495.

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

Unsecured claims (accounts payable) as of September 30, 1997, are summarized below:

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

As of September 30, 1997, $27,368 of these fees remain payable to Amherst Properties, Inc.

Reimbursement of Partnership Operating Expenses

The Partnership agreement provides for reimbursing the general partner and its affiliates for costs of providing administrative services to the partnership. Reimbursements charged to operations or capitalized for the years ended September 30, 1997, 1996, and 1995, were $21,557; $58,958; and $27,985, respectively, and for the period ending March 31, 1998, $5,778.

During the period of October 1990 through December 1990, the general partner paid $79,994 in various costs for the Partnership. During prior periods, $35,174 of these costs have been reimbursed to the general partner, leaving a balance of unreimbursed costs of $44,820 as of September 30, 1997. These unreimbursed costs are included in Management Fees Payable to Amherst Properties, Inc. In December 1995, the Partnership agreed to pay interest at the rate of 12% on these unreimbursed costs from December 31, 1990, until paid. Interest charged to operations for the years ended September 30, 1997, 1996 and 1995, were $5,378; $5,556; and $0; respectively, and for the period ending March 31, 1998, $2,800.

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

During the period ending March 31, 1998, the Partnership paid $21,928 for the monthly loan payment and other expenditures related to vehicles owned by Amherst Properties, Inc. These payments are included on the interest paid and offset other amounts due to Amherst Properties, Inc.


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

Management's efforts over the past several years brought to fruition an office building which is more than 90% leased and occupied. The management team overcame the loss of major tenants leasing more than 20,000 square feet. Management sought and obtained a signed lease with a major real estate broker and several mortgage companies.


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

Management is generating a capacity for the roof top to accommodate 50 antennae. A rail system has been built to anchor the antennae and electronics will continue to be managed by RAM. The number of licensed antennae users has increased to 25.

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

Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operations:


General

During the six month period ending March 31, 1998, the Partnership's cash position changed from $485,768 to $526,367.

The occupancy of the Manassas office building was approximately 90% on March 31, 1998.

Partners' equity totaled $1,475,789 as of March 31, 1998, an increase of $5,375 from September 30, 1997.

The Partnership's net income for the quarter ending March 31, 1998, was $21,179, as compared to a net loss of $(12,979) for the quarter ending March 31, 1997.


Results of Operations

The office building was approximately 90% leased on March 31, 1998, a decrease from 95% for the quarter ending March 31, 1997. The office building continues to generate a positive cash flow.

During the three months ending March 31, 1998, Total Revenue has increased by $46,035 or 14%; Total Expenses have increased by $11,877 or 3.5%, and the Net Income has increased by $34,158 as compared to the same period last fiscal year.

During the six months ending March 31, 1998, Total Revenue has increased $83,309 or 13%; Total Expenses have increased $28,691 or 4.2%; and the Net Income has increase by $54,618 as compared to the same period last fiscal year.

The increase in Total Revenue is due primarily to increase rental rates in new leases and built-in increases in existing leases. The increase on Total Expenses is due primarily to the increased interest rate on the mortgage, and the increase in depreciation and amortization of capitalized improvements and leasing costs.

Current management expects that planned capital improvements will continue to improve the appearance of the property, thus successfully competing with existing office buildings and maintaining a high rate of occupancy.

For further information see Notes to Financial Statement - Note 10: Management Plans.

Liquidity

At the present time current rental income covers the expenditures for the property.

During the six month period ending March 31, 1998, $96,419 of cash was provided by operations. This reflects a decrease in cash flow from operations of $76,447 over the previous six month period ending March 31, 1997, due primarily to the decrease in Accounts Payable, Accrued Interest, and Accrued Expenses; the increase in Tenant Rents Receivable; and the decrease in Tenant Security Deposits Payable.

Payments of $69,756 were made to the general partner during the six month period ending March 31, 1998, for current and past management fees of $42,689, $7,945 in reimbursements and accounts payable, and $19,122 in interest.


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

Gran-Mark Income Properties Limited Partnership

By:  Amherst Properties, Inc.
     General Partner



By:  Louis J. Marin                                    May 15, 1998
     Louis J. Marin                                    Date
     President