Form 10-Q
period 1998-06-30
GRAN MARK INCOME PROPERTIES LTD PARTNERSHIP
filed 1998-08-14
CIK 770319

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10 - Q

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ending June 30, 1998

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


Gran-Mark Income Properties Limited Partnership
Balance Sheets
June 30, 1998 (Unaudited)
September 30, 1997 (Audited)

ASSETS
                                                        6/30/98       9/30/97
[S]                                                 [C]           [C]
CURRENT ASSETS

Cash                                                $   447,025   $   485,768
Certificate of Deposit                                  102,524             0
Tenant Rents Receivable                                 132,869       117,815
Prepaid Expenses and Other                                5,168         7,888
Mortgage Escrow Accounts                                 26,381        38,198
                                                    -----------    ----------
Total Current Assets                                    713,967       649,669

FIXED ASSETS

Land                                                    418,598       418,598
Buildings                                             6,594,998     6,594,998
Building Improvements                                   808,839       776,846
Office Equipment                                         61,074        47,767
                                                     ----------    ----------
Total                                                 7,883,509     7,838,209
Less:  Accumulated Depreciation                       2,950,888     2,742,793
                                                     ----------    ----------
Total Book Value of Fixed Assets                      4,932,621     5,095,416

OTHER ASSETS:

Deferred Costs net of accumulated
amortization of $108,942 and
$135,745 as of September 30, 1997
and June 30, 1998, respectively                         183,150       213,077
                                                     ----------    ----------
Total Other Assets                                      183,150       213,077
                                                     ----------    ----------
Total Assets                                        $ 5,829,738   $ 5,958,162


Gran-Mark Income Properties Limited Partnership
Balance Sheet
June 30, 1998 (Unaudited)
September 30, 1997 (Audited)

LIABILITIES AND PARTNERS' EQUITY
                                                        6/30/98       9/30/97
[S]                                                 [C]           [C]
Accounts Payable                                    $    67,929   $    87,585
Accrued Interest                                            295        16,617
Accrued Expenses                                         37,176        86,926
Unearned Rental Income                                   10,201         9,112
Current Portion of Mortgage Payable                      46,827        45,946
                                                     ----------    ----------
Total Current Liabilities                               162,428       246,186

LONG-TERM LIABILITIES:

Tenant Security Deposits Payable                         50,084        53,828
Management Fees Payable to Amherst
Properties, Inc.                                         72,241        72,188
Mortgage Payable - Office Building                    4,084,035     4,115,546
                                                     ----------    ----------
Total Long-Term Liabilities                           4,206,360     4,241,562

Total Liabilities                                     4,368,788     4,487,748

CONTINGENCIES AND COMMITMENTS (Notes 3 through 10)

PARTNERS' EQUITY

General Partner                                         (20,698)      (20,603)
Limited Partners (12,000 Units authorized;
6,505 issued and outstanding)                         1,481,648     1,491,017
                                                     ----------    ----------
Total Partners' Equity                                1,460,950     1,470,414

Total Liabilities and Partners' Equity              $ 5,829,738   $ 5,958,162


Gran-Mark Income Properties Limited Partnership
Statements of Income
(Unaudited)
For the Three Month Periods Ending
June 30, 1998 and June 30, 1997

                                                        6/30/98       6/30/97
[S]                                                 [C]           [C]
REVENUE:

Rental                                              $   333,470   $   308,705
Tenant Reimbursements                                    10,798       108,649
Interest                                                  4,621         2,170
Other                                                        97         5,508
                                                     ----------    ----------
Total Revenue                                           348,986       425,032

EXPENSES:

Interest                                                100,707       101,635
Depreciation & Amortization                              83,782        84,483
Utilities                                                44,319        45,485
Real Estate Taxes & Licenses                             12,199        12,299
Property Maintenance & Repairs                           35,798        46,144
Management Fees                                          19,995        20,503
General & Administration Expenses                        67,026        41,673
                                                     ----------    ----------
Total Expenses                                          363,826       352,222

Net Income or (Loss)                                $   (14,840)  $    72,810

Allocation of Net Income or (Loss):
General Partner                                     $      (148)  $       728
Limited Partners                                        (14,692)       72,082

Net Income or (Loss) per weighted
average Limited Partnership
unit (6,505 units)                                  $     (2.26)  $     11.08


Gran-Mark Income Properties Limited Partnership
Statements of Income
(Unaudited)
For the Nine Month Periods Ending
June 30, 1998 and June 30, 1997

                                                        6/30/98       6/30/97
[S]                                                 [C]           [C]
REVENUE:

Rental                                              $ 1,027,317   $   929,387
Tenant Reimbursements                                    30,482       106,725
Interest                                                 12,457         7,217
Other                                                       862        20,527
                                                     ----------    ----------
Total Revenue                                         1,071,118     1,063,856

EXPENSES:

Interest                                                303,002       282,003
Depreciation & Amortization                             248,124       235,491
Utilities                                               126,868       125,787
Real Estate Taxes & Licenses                             36,744        36,855
Property Maintenance & Repairs                          120,358       145,758
Management Fees                                          62,827        62,996
General & Administration Expenses                       182,659       151,398
                                                     ----------    ----------
Total Expenses                                        1,080,582     1,040,288

Net Income or (Loss)                                $    (9,464)  $    23,568

Allocation of Net Income or (Loss):
General Partner                                     $       (95)  $       236
Limited Partners                                         (9,369)       23,332

Net Income or (Loss) per weighted
average Limited Partnership
unit (6,505 units)                                  $     (1.44)  $      3.59


Gran-Mark Income Properties Limited Partnership
Statements of Changes in Partners' Equity
For the Nine Month Period Ending June 30, 1998 (Unaudited) and For the Years Ending September 30, 1997, 1996 and 1995 (Audited)

                                          General       Limited
                                          Partner      Partners         Total
[S]                                  [C]           [C]           [C]
Balance, September 30, 1994          $    (17,675) $  1,780,871  $  1,763,196

Net Loss Fiscal Year Ending 1995           (2,172)     (215,075)     (217,247)
Balance, September 30, 1995          $    (19,847) $  1,565,796  $  1,545,949

Net Loss Fiscal Year Ending 1996             (468)      (46,362)      (46,830)
Balance, September 30, 1996          $    (20,315) $  1,519,434  $  1,499,119

Net Loss Fiscal Year Ending 1997             (288)      (28,417)      (28,705)
Balance, September 30, 1997          $    (20,603) $  1,491,017  $  1,470,414

Net Income Period Ending Jun 30, 1998         (95)       (9,369)       (9,464)
Balance, June 30, 1998               $    (20,698) $  1,481,648  $  1,460,950


Gran-Mark Income Properties Limited Partnership
Statements of Cash Flows
(Unaudited)
For the Nine Month Periods Ending June 30, 1998, and 1997

                                                        6/30/98       6/30/97
[S]                                                 [C]
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income or (Loss) from Statements of Income      $    (9,464)  $    23,568
to cash provided by (used in)
operating activities:
Depreciation & Amortization                             248,124       235,491
(Increase)  Decrease in:
Tenant Tents Receivable                                 (15,054)       (5,043)
Prepaid Expenses and Other                                2,720        10,113
Mortgage Escrow Acounts                                  11,817       (12,884)
Increase (Decrease) in:
Accounts Payable                                        (19,656)       32,138
Accrued Interest                                        (16,322)        3,162
Accrued Expenses                                        (49,750)      (35,023)
Unearned Rental Income                                    1,089        (2,647)
Tenant Security Deposits Payable                         (3,744)        5,219
Management Fees payable to
Amherst Properties, Inc.                                     53        (2,123)
                                                     ----------    ----------
Total Adjustments                                       159,277       228,403
                                                     ----------    ----------
Net Cash Provided by Operating Activities               149,813       251,971

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Certificate of Deposit                     (102,524)            0
Additions to Office Equipment                           (13,307)       (4,887)
Additions to Building Improvements                      (31,993)     (106,466)
Additions to Deferred Costs                             (10,102)     (166,688)
                                                     ----------    ----------
Net Cash Provided by (Used in) Investing
Activities                                             (157,926)     (278,041)


Gran-Mark Income Properties Limited Partnership
Statements of Cash Flows
(Unaudited)
For the Nine Month Periods Ending June 30, 1998, and 1997

                                                        6/30/98       6/30/97
[S]                                                 [C]           [C]
CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of Mortgage Payable                       $   (30,630)  $  (461,206)
                                                     ----------    ----------
Net Cash Used in Financing Activities                   (30,630)     (461,206)
                                                     ----------    ----------
Net Change in Cash                                  $   (38,743)  $  (487,276)

CASH AT BEGINNING OF SIX MONTH PERIOD                   485,768       963,019
                                                     ----------    ----------
CASH AT END OF YEAR                                 $   447,025   $   475,743

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for Interest            $   319,324   $   278,842

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Fully amortized leasing costs totaling $13,225 were disposed of during the period ending June 30, 1998.


GRAN-MARK INCOME PROPERTIES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

June 30, 1998

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

Land, buildings, improvements, and other capital expenditures, and their related accumulated depreciation accounts are summarized as follows:

                                             Office
                                           Building
                                          Manassas,       Office
                                           Virginia    Equipment        Total

Date of Construction                           1974

Date Acquired                             Aug. 1986      Various

Land                                    $   418,598  $         0  $   418,598
Buildings                                 6,594,998            0    6,594,998
Other                                             0       61,074       61,074
                                         ----------   ----------   ----------
Total Initial cost to partnership         7,013,596       61,074    7,074,670

Improvements capitalized
subsequent to acquisition                   808,839            0      808,839
                                         ----------   ----------   ----------
Total accumulated cost                    7,822,432       61,074    7,883,509

Accumulated depreciation                  2,921,494       29,394    2,950,888
                                         ----------   ----------   ----------
Net Book Value                          $ 4,900,941  $    31,680  $ 4,932,621


The following is a summary of activity for the land, buildings and improvements, for the years ended September 30, 1995, 1996 and 1997; and period ending June 30, 1998:

                                                         Rental   Accumulated
                                                       Property  Depreciation

Balance September 30, 1994                          $12,257,710   $(2,928,769)

Oct 1, 1994 through Sep 30, 1995
Additions during the period:
Improvements capitalized                                 18,404
Depreciation expense                                                 (417,460)
Deletions during the period                              (2,897)        2,897

Balance September 30, 1995                           12,273,217    (3,343,332)

Oct 1, 1995 through Sep 30, 1996
Additions during the period:
Improvements capitalized                                158,014
Depreciation expense                                                 (405,850)
Deletions during the period                          (4,762,777)    1,302,389

Balance September 30, 1996                            7,668,454    (2,446,793)

Oct 1, 1996 through Sep 30, 1997
Additions during the period:
Improvements capitalized                                121,988
Depreciation expense                                                 (273,041)

Balance September 30, 1997                            7,790,442    (2,719,834)

Oct 1, 1997 through June 30, 1998
Additions during the period:
Improvements capitalized                                 31,993
Depreciation expense                                                 (201,660)

Balance June 30, 1998                               $ 7,822,435   $(2,921,494)

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

As of June 30, 1998, a total of 6,505 units had been issued.

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

Regency Savings Bank:

On February 18, 1997, Gran-Mark Income Properties Limited Partnership and Regency Savings Bank entered into a Loan Extension and Modification Agreement to extend the maturity date and to modify the promissory note dated May 29, 1987. The maturity date of the note was extended to February 18, 2002, at which time a balloon payment of approximately $3,926,800 is due. As of February 18, 1997, the outstanding principal balance was $4,190,256. The mortgage bears interest at the rate of 9.5%. Fixed monthly payments of principal and interest of $36,610 are due through February 2002. In addition to monthly payments of principal and interest, a monthly escrow deposit for the real estate taxes is required. Pursuant to the terms of the Modification Agreement and Allonge Promissory Note dated June 30, 1992, the sum of $421,184 was required as payment of deferred interest and unpaid fees. In addition, an extension fee of $41,903 was payable by February 18, 1998. Interest charged to operations during the year ending September 30, 1997 was $247,851, and during the period ending June 30, 1998, was $298,861.

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

Accordingly, aggregate management fees charged to operations for the years ended September 30, 1997, 1996, and 1995, were $84,754;
$115,089; and $114,231, respectively, and for the period ending
June 30, 1998, $62,827.

As of September 30, 1997, $27,368 of these fees remain payable to Amherst Properties, Inc.

Reimbursement of Partnership Operating Expenses

The Partnership agreement provides for reimbursing the general partner and its affiliates for costs of providing administrative services to the partnership. Reimbursements charged to operations or capitalized for the years ended September 30, 1997, 1996, and 1995, were $21,557; $58,958; and $27,985, respectively, and for the period ending June 30, 1998, $7,405.

During the period of October 1990 through December 1990, the general partner paid $79,994 in various costs for the Partnership. During prior periods, $35,174 of these costs have been reimbursed to the general partner, leaving a balance of unreimbursed costs of $44,820 as of September 30, 1997. These unreimbursed costs are included in Management Fees Payable to Amherst Properties, Inc. In December 1995, the Partnership agreed to pay interest at the rate of 12% on these unreimbursed costs from December 31, 1990, until paid. Interest charged to operations for the years ended September 30, 1997, 1996 and 1995, were $5,378; $5,556; and $0; respectively, and for the period ending June 30, 1998, $4,141.

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

During the period ending June 30, 1998, the Partnership paid
$24,113 for the monthly loan payment and other expenditures related to vehicles owned by Amherst Properties, Inc. These payments are included on the interest paid and offset other amounts due to Amherst Properties, Inc.

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

Management's efforts over the past several years brought to fruition an office building which averages more than 90% leased and occupied. The management team overcame the loss of major tenants leasing more than 20,000 square feet. Management sought and obtained a signed lease with a major real estate broker and several mortgage companies.

Present plans are to continue to develop a self sufficient financial center for loans, banking, mortgage, home real estate sales, with necessary support services. These tenants which have stood the test of time not only survived the crunch of the early 1990s but have expanded and became more profitable. Marketing plans also include development of a tenant base consisting of high tech companies which are attracted to the Dominion Semi-Conductor facility, an IBM/Toshiba joint venture located in Manassas.

Management is generating a capacity for the rooftop to accommodate 50 antennae. A rail system has been built to anchor the antennae and electronics will continue to be managed by RFM. The number of licensed antenna users has increased to 25.

More repairs, maintenance, and upgrading are needed at the office building to continue to attract and retain tenants. They are as follows:

1.  Renovate bathrooms on floors 2, 3, 4, 6, 7, 8 and 9;
2. Renovate, carpeting, wallpaper, ceiling, and lighting in the hallways of the upper floors;
3. Caulk the windows and window frames on the south side and east side of the building;
4. Install energy efficient motors which power the heating and hot water system;
5.  Upgrade the elevator controllers;
6. Replace ceiling tiles in the hallways and thereafter throughout the building; and
7.  Exterior Lighting.

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

The Manassas area continues to be attractive for several reasons:

1. There is significant blue collar and clerical workforce available.
2. Top management personnel of high-tech firms like the country surroundings in Chantilly, Gainesville, Warrenton and surrounding areas.
3. Roads are underutilized and there is no bottleneck which exists during rush hour like Tysons Corner and along Route 95 north.
4. The county actively seeks out and promotes new businesses for development in the area.

Supplementary data has been omitted inasmuch as it is either inapplicable, immaterial, or it is presented in the financial statements or notes thereto.

Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operations:

General

During the nine month period ending June 30, 1998, the Partnership's cash position changed from $485,768 to $447,025.

The occupancy of the Manassas office building was approximately 88% on June 30, 1998.

Partners' equity totaled $1,460,950 as of June 30, 1998, a decrease of $9,464 from September 30, 1997.

The Partnership's net loss for the quarter ending June 30, 1998, was $(14,840), as compared to a net income of $72,810 for the quarter ending June 30, 1997.

Results of Operations

The office building was approximately 88% leased on June 30, 1998, a decrease from 95% for the quarter ending June 30, 1997. The office building continues to generate a positive cash flow.

During the three months ending June 30, 1998, Total Revenue has increased by $76,046 or 17.9%; Total Expenses have increased by $11,604 or 3.3%, and the Net Income has decreased by $87,650 as compared to the same period last fiscal year.

During the nine months ending June 30, 1998, Total Revenue has increased $7,262; Total Expenses have increased $40,294 or 3.9%; and the Net Income has decreased by $33,032 as compared to the same period last fiscal year.

The decrease in Total Revenue is due primarily to the annual tenant reimbursements not being assessed this quarter offset by the increased rental rates in new leases and built-in increases in existing leases. The increase on Total Expenses is due primarily to the increased interest rate on the mortgage, the increase in depreciation and amortization of capitalized improvements and leasing costs; the decrease in property maintenance and repairs; and the increase in general and administrative expenses.

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

During the nine month period ending June 30, 1998, $149,813 of cash was provided by operations. This reflects a decrease in cash flow from operations of $102,158 over the previous nine month period ending June 30, 1997, due primarily to the decrease in Accounts Payable, Accrued Interest, and Accrued Expenses; the increase in Tenant Rents Receivable; and the decrease in Tenant Security Deposits Payable.

Payments of $94,292 were made to the general partner during the nine month period ending June 30, 1998, for current and past management fees of $62,774, $11,055 in reimbursements and accounts payable, and $20,463 in interest.


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

Gran-Mark Income Properties Limited Partnership

By:  Amherst Properties, Inc.
     General Partner



By:  Louis J. Marin                                    August 14, 1998
     Louis J. Marin                                    Date
     President