Form 10-K
period 1998-09-30
GRAN MARK INCOME PROPERTIES LTD PARTNERSHIP
filed 1998-12-30
CIK 770319

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10 - K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1998

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

                           X Yes          No

At September 30, 1998, the registrant had outstanding 6,505 units of limited partnership interest. The units are not readily marketable and have a stated value of $1,000 per unit.

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

As of September 30, 1998, the office building was approximately 77% leased with one tenant leasing in excess of 10% of the office building.

Because of the loan restructuring, the debt service requirements have been reduced. This reduction is now reflected in the rental structure which has been lowered to be more competitive in the marketplace. The completed renovation of the lobby gives the building a more inviting look for the 1990s.

The office building has been known as the First Virginia Building until First Virginia Bank terminated its lease in November 1990. The building name was then changed to The Sudley Tower.


SHOPPING CENTER

Sheridan Hills Plaza, a one-story shopping center completed in 1980, had approximately 117,000 square feet of rental space, 652 parking spaces, and was located on approximately 15 acres in Amherst, New York (a suburb of Buffalo, New York). On September 12, 1996, the shopping center was sold for $3,625,000. The outstanding principal balance on the mortgage of $2,962,361 was paid from the gross proceeds, as well as $295,791 in selling expenses and other related disbursements. The proceeds to the Partnership were $366,888, less additional legal fees of $16,000, resulting in net proceeds of $350,888.


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


Item 6 - Selected Financial Data

For the Year ended September 30,

                            1998       1997       1996       1995       1994
Total Revenue         $1,392,978 $1,385,802 $2,002,248 $1,870,121 $1,735,895

Net Loss                 (85,283)   (28,705)   (46,830)  (217,247)  (270,949)
Net Loss per weighted
  average limited
  partnership unit        (12.98)     (4.37)     (7.13)    (33.06)    (41.24)

Total Assets           5,786,078  5,958,162  6,447,761  9,646,761  9,930,069

Mortgage Payable       4,242,143  4,161,492  4,634,915  7,673,367  7,744,189

The sale of the New York shopping center on September 12, 1996, materially affects the comparability of the information reflected in the selected financial data.


Item 7 - Management's discussion and analysis of financial condition and results of operations

General

During the fiscal year ending September 30, 1998, the Partnership's cash position changed from $485,768 to $576,670.

The occupancy of the Manassas office building was approximately 77% on September 30, 1998.

Partners' equity totaled $1,385,131 as of September 30, 1998, a decrease of $85,283 from the prior year.

The partnership's net loss for the fiscal year ending September 30, 1998, was $85,283; an increase of $56,578 from a loss of $28,705 for the fiscal year ending September 30, 1997.

Results of Operations

The sale of the shopping center in September 1996 is a material event which results in the historical operations and financial condition not being indicative of future operations or financial condition.

The office building's occupancy rate was approximately 77% on September
30, 1998. The office building was approximately 85% and 96% leased for the years ended September 30, 1997 and 1996, respectively. The office building generates a positive cash flow.

An analysis of the office building operations during fiscal year ending September 30, 1998, indicates that the office building revenues have remained constant. Interest expenses were affected by the rate increase at the time the mortgage was renegotiated. Expenses for depreciation and amortization have increased due to additional improvements and deferred costs. The expenses for utilities have remained constant. Expenses for property maintenance and repairs have decreased due to completion of several maintenance and replacement projects. Preventive maintenance programs continue to protect and improve the buildings and grounds. Management Fees have remained constant. General and Administration Expenses have increased due to the increased commissions on additional antenna leases, increased advertising, and increased professional fees. See Notes to Financial Statement - Note 10:
Management Plans.

Trends & prospective information

See Item 6 - Selective Financial Data

The September 1996 sale of the shopping center is a material event which results in the historical operations and financial condition not being indicative of future operations or financial condition.

Current management expects that the capital improvements will continue to improve the appearance of the Manassas property, that the building will continue to successfully compete with existing office buildings and shopping centers, and will maintain a high rate of occupancy.

For further information, see Notes to Financial Statement - Note 10:
Management Plans.

Liquidity

At the present time current rental income covers the expenses on the property. Partnership monthly cash flow has increased since the new managing general partner has taken control of the properties in October 1990.

During fiscal year ending September 30, 1998, $234,932 of cash was generated from operations. This reflects a decrease in cash flow from operations of $100,370 over the previous fiscal year.

The managing general partner deferred payment of most of its management fees from 1990 to 1993 to allow the partnership to continue to improve its financial position. The cash flow during the current year was sufficient to pay the current year's fees.

Funds were also used to acquire additional office equipment of $17,260, make building improvements of $71,154, and pay deferred costs in the amount of $15,376.

Capital Resources

Current management estimates the current market value to be more than $6,000,000. An improvement in the commercial rental real estate market and an increase in the occupancy of the Manassas office building would have a major effect on the market value of the property.

The mortgage payable on the Manassas property, which was due April 30, 1997, was refinanced.


Item 8 - Financial Statements and Supplementary Data

Independent Auditor's Report.........................6
Balance Sheets.......................................7-8
Statements of Income.................................9
Statements of Changes in Partners' Equity............10
Statements of Cash Flow..............................11-12
Notes to Financial Statements........................13-21
Accompanying schedules are omitted since they are included in the Notes.


Jennifer A. Jones, CPA, Ltd.
10615 Judicial Drive, Suite 701
Fairfax, VA 22030
703-352-1587


December 29, 1998

Independent Auditors Report



To the Partners of Gran-Mark Income
Properties Limited Partnership
7200 Sadly Road, Suite 900
Manassas, VA 22070


I have audited the accompanying balance sheets of Gran-Mark Income Properties Limited Partnership as of September 30, 1998 and 1997, and the related statements of income, changes in partners equity, and cash flows for the years ending September 30, 1998, 1997 and 1996. These financial statements are the responsibility of the Partnerships management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gran-Mark Income Properties Limited Partnership as of September 30, 1998 and 1997, and the results of its operations and its cash flows for the years ending September 30, 1998, 1997 and 1996, in conformity with general accepted accounting principles.




Jennifer A. Jones, CPA, Ltd.


Gran-Mark Income Properties Limited Partnership
Balance Sheets
September 30, 1998 and 1997

ASSETS
                                                    9/30/98           9/30/97
[S]                                             [C]               [C]
CURRENT ASSETS

Cash                                            $   576,670       $   485,768
Tenant Rents Receivable                              87,067           117,815
Prepaid Expenses and Other                            1,398             7,888
Mortgage Escrow Accounts                             41,189            38,198

Total Current Assets                                706,324           649,669

FIXED ASSETS

Land                                                418,598           418,598
Buildings                                         6,594,998         6,594,998
Building Improvements                               817,882           776,846
Office Equipment                                     59,342            47,767

Total                                             7,890,820         7,838,209
Less:  Accumulated Depreciation                   2,985,865         2,742,793

Total Book Value of Fixed Assets                  4,904,955         5,095,416

OTHER ASSETS:

Deferred Costs net of accumulated
amortization of $108,942 and
$149,371 as of September 30, 1997
and September 30, 1998, respectively                174,799           213,077

Total Other Assets                                  174,799           213,077

Total Assets                                    $ 5,786,078       $ 5,958,162

GranMark Income Properties Limited Partnership
Balance Sheets
September 30, 1998 and 1997

LIABILITIES AND PARTNERS' EQUITY

                                                    9/30/98           9/30/97
[S]                                             [C]               [C]
CURRENT LIABILITIES

Accounts Payable                                $    61,855       $    87,585
Accrued Interest                                        123            16,617
Accrued Expenses                                     79,865            86,926
Unearned Rental Income                               16,961             9,112
Current Portion of Mortgage Payable                  46,827            45,946

Total Current Liabilities                           205,631           246,186

LONG-TERM LIABILITIES:

Tenant Security Deposits Payable                     48,549            53,828
Management Fees Payable to Amherst
Properties, Inc.                                     72,342            72,188
Mortgage Payable - Office Building                4,074,425         4,115,546

Total Long-Term Liabilities                       4,195,316         4,241,562

Total Liabilities                                 4,400,947         4,487,748


CONTINGENCIES AND COMMITMENTS (Notes 3 through 10)

PARTNERS' EQUITY
General Partner                                     (21,456)          (20,603)
Limited Partners (12,000 Units authorized;
6,505 issued and outstanding)                     1,406,587         1,491,017

Total Partners' Equity                            1,385,131         1,470,414

Total Liabilities and Partners' Equity          $ 5,786,078       $ 5,958,162


Gran-Mark Income Properties Limited Partnership
Statements of Income
For Fiscal Years Ending September 30, 1998, 1997 and 1996

                                              9/30/98     9/30/97     9/30/96
[S]                                     [C]           [C]         [C]
REVENUE:

Rental                                   $  1,311,872 $ 1,202,577 $ 1,686,507
Tenant Reimbursements                          62,713     152,536     355,729
Interest                                       17,184       9,466      10,017
Other                                           1,209      21,223      26,410
Loss on Sale of Asset                               0           0     (76,415)

Total Revenue                               1,392,978   1,385,802   2,002,248

EXPENSES:

Interest                                      404,578     384,541     634,377
Depreciation & Amortization                   332,529     321,017     432,665
Utilities                                     173,935     170,709     198,606
Real Estate Taxes & Licenses                   49,046      49,128     234,218
Property Maintenance & Repairs                174,703     193,316     235,148
Management Fees                                85,247      84,753     115,093
General & Administration Expenses             258,223     211,043     198,974

Total Expenses                              1,478,261   1,414,507   2,049,081

Net Loss                                 $    (85,283)$   (28,705)$   (46,833)

Allocation of Net Loss:
General Partners                         $       (853)$      (288)$      (468)
Limited Partners                              (84,430)    (28,417)    (46,365)

Net Loss per weighted
average Limited Partnership
unit (6,505 units)                       $     (12.98)$     (4.37)$     (7.13)


Gran-Mark Income Properties Limited Partnership
Statements of Changes in Partners' Equity
For Fiscal Years Ending September 30, 1998, 1997 and 1996

General Limited
Partner Partners Total
[S]                                  [C]          [C]           [C]
Balance, September 30, 1995          $    (19,847)$   1,565,799 $   1,545,952

Net Loss Fiscal Year Ending 1996             (468)      (46,365)      (46,833)
Balance, September 30, 1996               (20,315)    1,519,434     1,499,119

Net Loss Fiscal Year Ending 1997             (288)      (28,417)      (28,705)
Balance, September 30, 1997          $    (20,603)$   1,491,017 $   1,470,414

Net Loss Fiscal Year Ending 1998             (853)      (84,430)      (85,283)
Balance, September 30, 1998          $    (21,456)$   1,406,587 $   1,385,131


Gran-Mark Income Properties Limited Partnership
Statements of Cash Flow
For Fiscal Years Ending September 30, 1998, 1997 and 1996

                                            09/30/98      9/30/97     9/30/96
[S][C][C][C]
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income or Loss from
Statements of Income                     $   (85,283)$    (28,705)$   (46,830)

Adjustments to reconcile net loss
to cash provided by (used in)
operating activities:
Depreciation & Amortization                  332,529      321,017     432,665
Loss on Vehicle                                    0            0       2,871
Loss on Sale of Assets                             0            0      76,415
Operating Expenses not paid by cash,
Withheld from Sale Proceeds                        0            0      73,032
(Increase)  Decrease in:
Tenant Rents Receivable                       30,748       15,528    (103,219)
Prepaid Expenses and Other                     6,490       22,314      17,008
Mortgage Escrow Accounts                      (2,991)      (7,382)     (2,985)
Increase (Decrease) in:
Accounts Payable                             (25,730)      32,242     (31,583)
Accrued Interest                             (16,494)     (29,862)     (9,038)
Accrued Expenses                              (7,061)       3,727      23,235
Unearned Rental Income                         7,849          559     (56,863)
Tenant Security Deposits Payable              (5,279)       9,082     (12,339)
Management Fees payable to
Amherst Properties, Inc.                         154       (3,218)    (25,970)

Total Adjustments                            320,215      364,007     383,229

Net Cash Provided by Operating Activities    234,932      335,302     336,399

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from Sale of Assets                       0            0     350,888
Additions to Office Equipment                (17,260)      (6,703)    (18,676)
Additions to Building Inprovements           (71,154)    (121,988)   (158,014)
Additions to Deferred Costs                  (15,376)    (210,438)    (12,650)

Net Cash Used in Investing Activities       (103,790)    (339,129)    161,548


Gran-Mark Income Properties Limited Partnership
Statements of Cash Flow
For Fiscal Years Ending September 30, 1998, 1997 and 1996

                                            09/30/98      9/30/97     9/30/96
[S]                                     [C]          [C]          [C]
CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of Notes                       $         0 $          0 $    (1,197)
Repayment of Secured Claims                  (40,240)    (473,424)    (76,091)

Net Cash Used in Financing Activities        (40,240)    (473,424)    (77,288)

Net Change in Cash                       $   (90,902)$   (477,251)$   420,659

CASH AT BEGINNING OF YEAR                    485,768      963,019     542,360

CASH AT END OF YEAR                      $   576,670 $    485,768 $   963,019


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for Interest $   421,072 $    414,402 $   650,168

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

On September 12, 1996, the New York shopping center was sold.

Gross Sales Price                                    $  3,625,000
Items paid from sales proceeds
Selling Expenses                                         (222,719)
Secured Claims                                         (2,962,361)
Operating expenses                                        (73,032)
Legal Fees                                                (16,000)

Net Proceeds from Sale                               $    350,888

On December 31, 1995, the vehicle was traded in. Both the old and new vehicles are in Amherst Properties, Inc.'s name. The new vehicle is not recorded on the Partnership's books.

Fully depreciated building improvements totaling $31,118 were disposed of during the year ending September 30, 1998. Fully depreciated office equipment totaling $5,685 was disposed of during the year ending
September 30, 1998.


GRAN-MARK INCOME PROPERTIES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

September 30, 1998

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

Concentration of Credit Risk
Financial instruments that potentially subject the Partnership to credit risk include cash on deposit with financial institutions amounting to $576,670 and $485,768 at September 30, 1998 and 1997, respectively, which was insured up to $300,000 and $200,000, respectively, by the Federal Deposit Insurance Corporation.

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

NOTE 2:	RENTAL PROPERTY:

Land, buildings, improvements, and other capital expenditures, and their related accumulated depreciation accounts are summarized as follows:

                                     Building       Office
                                     Manassas, VA   Equipment

Date of Construction                      1974

Date Acquire                         August 1986        Various         Total
Land                               $     418,598  $           0 $     418,598
Buildings                              6,594,998              0     6,594,998
Other                              $           0         59,342        59,342

Total Initial Cost to Partnership      7,013,596         59,342     7,072,938

Improvements capitalized
subsequent to acquisition                817,882              0       817,882
Total Accumulated Cost                 7,831,478         59,342     7,890,820

Accumulated depreciation               2,959,676         26,189     2,985,865
Net Book Value                     $   4,871,802  $      33,153 $   4,904,955

The following is a summary of activity for the land, buildings and improvements, for the years ended September 30, 1996, 1997 and 1998:

                                                         Rental   Accumulated
                                                       Property  Depreciation
Balance September 30, 1995                        $  12,273,217 $  (3,343,332)

Oct 1, 1995 through Sep 30, 1996
Additions during the period:
Improvements capitalized                                158,014
Depreciation expense                                                 (405,850)
Deletions during the period                          (4,762,777)    1,302,389

Balance September 30, 1996                            7,668,454    (2,446,793)

Oct 1, 1996 through Sep 30, 1997
Additions during the period:
Improvements capitalized                                121,988
Depreciation expense                                                 (273,041)
Deletions during the period                                   0             0

Balance September 30, 1997                            7,790,442    (2,719,834)

Oct 1, 1997 through Sep 30, 1998

Additions during the period:
Improvements capitalized                                 71,154
Depreciation expense                                                 (269,960)
Deletions during the period                             (30,118)       30,118

Balance September 30, 1998                        $   7,831,478 $  (2,959,676)

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

As of September 30, 1998, a total of 6,505 units had been issued.

NOTE 5:     SECURED CLAIMS:

Secured claims as of September 30, 1996 and 1997, which are collateralized by liens on the Partnership's rental property, including their related leases and accounts receivable are summarized below:

Lender               Property          Sept 30, 1998       Sept 30, 1997
Regency Savings	     Sudley Tower
Bank                 Manassas, VA        $ 4,121,251         $ 4,161,492

Scheduled maturities of secured claims at September 30, 1998, are as follows:

FYE 1999   $   45,595
FYE 2000       54,465
FYE 2001       59,871
FYE 2002    3,961,321

Total      $4,121,252

Regency Savings Bank:

On February 18, 1997, Gran-Mark Income Properties Limited Partnership and Regency Savings Bank entered into a Loan Extension and Modification Agreement to extend the maturity date and to modify the promissory note dated May 29, 1987. The maturity date of the note was extended to February 18, 2002, at which time a balloon payment of approximately $3,926,800 is due. As of February 18, 1997, the outstanding principal balance was $4,190,256. The mortgage bears interest at the rate of 9.5%. Fixed monthly payments of principal and interest of $36,610 are due through February 2002. In addition to monthly payments of principal and interest, a monthly escrow deposit for the real estate taxes is required. Pursuant to the terms of the Modification Agreement and Allonge Promissory Note dated June 30, 1992, the sum of $421,184 was required as payment of deferred interest and unpaid fees. In addition, an extension fee of $41,903 was payable by February 18, 1998. Interest charged to operations during the years ending September 30, 1998, 1997 and 1996 was $399,082, $247,851, and $0,
respectively.

Old Stone Bank, FSB/Regency Savings Bank:

On June 30, 1992, Gran-Mark Income Properties Limited Partnership and Old Stone Bank entered into a Modification Agreement and Allonge Promissory Note to modify the promissory note dated May 29, 1987. The modification extended the maturity date to April 30, 1997. For the period from July 1, 1992 through April 30, 1994, monthly payments of interest only at the rate of 7.53% (2,25% added to the average two year U.S. Treasury Bill Rate for the last five business days of May, 1992, and calculated upon the principal outstanding), in the amount of $26,930.53 were due. For the period from May 1, 1994 through April 30, 1996, monthly payments of principal and interest are calculated based on an interest rate calculated by adding 2.75% to the average two year U.S. Treasury Bill Rate for the last five business days of April, 1994, and calculated upon the principal outstanding, plus a thirty year amortization of the principal balance of $4,291,717.51. For the period from May 1, 1996 through April 30, 1997, monthly payments of principal and interest were calculated based on an interest rate calculated by adding 3.0% to the average two year U.S. Treasury Bill Rate for the last five business days of April, 1996, and calculated upon the principal outstanding, plus a twenty eight year amortization of the principal balance. On April 30, 1997, all principal and accrued, unpaid interest was due plus a Deferred Balance of interest (totaling $374,761.19) and unpaid fees in the amount not to exceed $55,000. The principal balance was refinanced and the Deferred Balance and unpaid fees were paid, as discussed above. Interest charged to operations during the years ending September 30, 1998, 1997, and 1996, was $0, $131,311, and 352,456,
respectively.

Seamen's Bank for Savings/Regency Savings Bank:

The mortgage bore interest at the rate of 10.31%; 2.5% over the Federal Home Loan Bank Board Five Year Advance Rate. The loan was to mature in January 1997, at which time a balloon payment of approximately $2,944,200 was due. Fixed monthly payments of $27,708 through January 1992 were based upon a thirty year amortization period. Commencing in February 1992, constant monthly payments in the amount of $28,936 are based on a twenty-five year amortization period.

The mortgage was only to be prepaid in the fifth, ninth or tenth years subject to a penalty of 1% in years five and ten and 2% in year nine, or if greater (in years nine and ten, only) 1% plus the prepayment fee then charged by the Federal Home Loan Bank Board. Interest Charged to operations during the years ending September 30, 1998, 1997, and 1996, was $0, $0, and $289,619, respectively.

This mortgage was paid in full September 1996 upon the sale of the New York shopping center. Payment was made from the gross proceeds.

First Virginia Bank

On November 21, 1991, the Partnership acquired a 1991 Chevrolet truck. The acquisition was financed solely with a loan in the amount of $15,665, for which the vehicle is collateral. The loan required forty eight (48) constant monthly payments of $398.95, which commenced on January 5, 1992. The interest charged to operations ending September 30, 1998, 1997, and 1996, was $0, $0, and $23, respectively. Both the truck and the loan were in Amherst Properties, Inc's name, but the truck was paid for solely by the Partnership.

UNSECURED CLAIMS:

Unsecured claims (accounts payable) as of September 30, 1998 and
1997, are summarized below:
                                                     1998                1997
General and Administrative                        $ 1,490             $ 1,650
Commissions                                           867                   0
Utilities                                               0              15,274
Repairs & Maintenance                               1,615               6,685
Rent Overpayment                                      325                 325
Legal Fees to a Related Party                      35,145              41,238
Construction Management Fee to a Related Party     22,413              22,413

Total                                             $61,855             $87,585

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

Accordingly, aggregate management fees charged to operations for the years ended September 30, 1998, 1997, and 1996, were $85,247,
$84,754, and $115,089, respectively.

As of September 30, 1998, $27,523 of these fees remain payable to Amherst Properties, Inc.

Reimbursement of Partnership Operating Expenses

The Partnership agreement provides for reimbursing the general partner and its affiliates for costs of providing administrative services to the partnership. Reimbursements charged to operations or capitalized for the years ended September 30, 1998, 1997, and 1996, were $23,871, $21,557, and $58,958, respectively.

During the period of October 1990 through December 1990, the general partner paid $79,994 in various costs for the Partnership. During prior periods, $35,174 of these costs have been reimbursed to the general partner, leaving a balance of unreimbursed costs of $44,820 as of September 30, 1998. These unreimbursed costs are included in Management Fees Payable to Amherst Properties, Inc. In December 1995, the Partnership agreed to pay interest at the rate of 12% on these unreimbursed costs from December 31, 1990, until paid. Interest charged to operations for the years ended September 30, 1998, 1997 and 1996, were $5,496, $5,378, and $5,556, respectively.

Certain administrative expenses, such as telephone charges, and operating expenses incurred on the Partnership's behalf by Amherst Properties, Inc. are billed to Amherst Properties, Inc. but are paid directly by the Partnership.

During the fiscal year ending September 30, 1998, the Partnership paid $21,990 for the monthly loan payment, down payment, and other expenses related to a vehicle owned by Amherst Properties, Inc. Both the vehicle and loan are in Amherst Properties, Inc.'s name. These payments are included in the interest paid to Amherst Properties, Inc.

NOTE 7:     OPERATING LEASES

Minimum future rentals to be received under noncancellable operating leases from tenants of both properties in effect at September 30, 1998, are as follows:


Year ending September 30,                             Amount

1999                                             $ 1,201,148
2000                                                 843,509
2001                                                 563,595
2002                                                 104,942
Subsequent to 2002                                    55,034

Total minimum future rentals                     $ 2,768,228


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

NOTE 10:    MANAGEMENT PLANS:

During the past year Prince William County experienced business growth and real estate development which impacted favorably on the Sudley Tower. Our occupancy continues to remain high with increasing base rental rates. We are also attracting larger companies with more diversity such as insurance, temporary personnel staffing, and service organizations. With high tech more in demand, we are considering the feasibility of installing a high transmission data line for lease to existing and new tenants.

Although the real estate market slowed some during the third quarter of 1998 we are continuing to upgrade the building to position ourselves in the real estate market and to become more attractive for new tenants.

Our capital improvement program continues to be implemented, as funds become available. The scheduled improvements include the following: 1) install a T-1 data transmission line; 2) renovate bathrooms on floors 2, 3, 4, 6, 7, 8 and 9; 3) modernize the elevators; 4) install energy efficient motors, which power the heating and hot water systems; 5) replace ceiling tiles throughout the building; and 6) install exterior lighting.

Our efforts to sell the Sudley Tower during the early part of this year were not successful in bringing any favorable results due to the conditions caused by the uncertainty in the stock market and the adverse money market changes in Europe and Asia. These events dulled the enthusiasm of the real estate investment trusts and other institutional investors to acquire real estate. In addition, the Sudley Tower itself has little appeal to institutions as a stand-alone property.

In view of this experience and the volatile market conditions we are now seeking ways to enhance the value of the property. Methods under consideration are development of a rooftop management program with aggressive marketing on a web site as well as E-mail advertising and distribution. In this regard we have engaged a technical analyst to prepare a report and a design for a rooftop antenna.

Also under consideration is the installation of a T-1 line in the conference room, Jackson Hall, for transient visitors and temporary offices for people moving into the area or people doing business in the area for several days. Additional avenues of property value enhancement are also under consideration.

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

Louis J. Marin, age 63, is the President of Amherst Properties, Inc. He received his B.B.A. in Business from City College, New York (1957), his MBA from Cornell University (1959) and his law degree from George Washington University (1964). He worked in the regulatory field for the Securities & Exchange Commission and the Office of the Comptroller of the Currency for 6 years. For the last 26 years he has worked as a lawyer specializing in real estate. During this time he has been a developer, investor, and manager of real estate.

Dr. Lionel Felsen, age 62, is the Executive Vice President of Amherst Properties, Inc. He did his undergraduate at Brooklyn College and graduate work at Georgetown University Medical and Dental School, D.D.S. (1964). He managed a professional office from 1964 until 1993. He has been an active investor in commercial and residential real estate for 28 years and is the major investor in Sher-Man Real Estate Partnership.

ITEM 11 -  Executive Compensation

The Partnership has no directors or officers. The Partnership will pay the costs incurred by the General Partners or their affiliates in performing administrative services necessary to the prudent operation of the Partnership; provided, however, that the amounts charged to the Partnership for services performed shall not exceed the lessor of (a) the actual cost of the services, or (b) 90% of the competitive price which would be charged by non-affiliated persons rendering services in the same or a comparable geographic location. Costs of the services as used herein means the pro rata cost of personnel including an allocation of overhead directly attributable to such services.
ee Note 6 of the Notes to Financial Statements (Item 8) for Management fees and other payments to the Managing General Partner and its affiliates.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

As of September 30, 1998, Lou Marin, President of Amherst Properties,
Inc., was a beneficial owner of 629.7438 units or 9.58% of the Partnership; Lionel Felsen, Executive Vice-President of Amherst Properties, Inc., was a beneficial owner of 1116.5596 units or 16.99% of the Partnership and Amherst Properties, Inc. was a beneficial owner of 500 units or 7.61% of the Partnership, in addition to its general partnership interest. To the knowledge of the Partnerships management there are no other beneficial owners of more than 5% of the Partnership.

Item 13 - Certain Relationships and Related Transactions

See Note 6 of the Notes to Financial Statements at Item 8.

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

Gran-Mark Income Properties Limited Partnership

By:  Amherst Properties, Inc.
     General Partner



By:  Louis J. Marin                                    December 29, 1998
     Louis J. Marin                                    Date
     President




By:  Lionel Felsen                                     December 29, 1998
     Lionel Felsen                                     Date
     Vice-President