Form 10-Q
period 1998-12-31
GRAN MARK INCOME PROPERTIES LTD PARTNERSHIP
filed 1999-02-12
CIK 770319

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 1998

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

                                         X  Yes        No

PART I - FINANCIAL INFORMATION

Item 1		Financial Statements:                           Page

Balance Sheets                                         4 - 5

Statements of Income                                       6

Statements of Change in Partner's Equity                   7

Statements of Cash Flow                                8 - 9

Notes to Financial Statements                          10-18


Item 2		Management's Discussion and Analysis of
Financial Condition and Results of Operations		           19



PART II - OTHER INFORMATION

Other Information                                         21


               Gran-Mark Income Properties Limited Partnership
                             Balance Sheets
                     December 31, 1998 (Unaudited)
                     September 30, 1998 (Audited)

ASSETS
                                                        12/31/98     09/30/98
[S]                                                 [C]           [C]
CURRENT ASSETS

Cash                                                 $   435,228  $   576,670
Tenant Rents Receivable                                  138,001       87,067
Prepaid Expenses and Other                                 6,327        1,398
Mortgage Escrow Accounts                                  22,153       41,189
Certificate of Deposit                                   105,127            0

Total Current Assets                                     706,836      706,324

FIXED ASSETS

Land                                                     418,598      418,598
Buildings                                              6,594,998    6,594,998
Building Improvements                                    857,795      817,882
Office Equipment                                          59,342       59,342

Total                                                  7,930,733    7,890,820
Less Accumulated Depreciation                          3,056,180    2,985,865

Total Book Value of Fixed Assets                       4,874,553    4,904,955

OTHER ASSETS

Deferred Costs net of accumulated
amortization of $157,190 and
$149,371 as of December 31, 1998
and September 30, 1998, respectively                     171,811      174,799

Total Other Assets                                       171,811      174,799

Total Assets                                          $5,753,200   $5,786,078

LIABILITIES AND PARTNERS' EQUITY

                                                        12/31/98     09/30/98
[S]                                                  [C]          [C]
CURRENT LIABILITIES

Accounts Payable                                     $    73,043  $    61,855
Accrued Interest                                             434          123
Accrued Expenses                                          32,496       79,865
Unearned Rental Income                                    12,984       16,961
Current Portion of Mortgage Payable                       46,827       46,827

Total Current Liabilities                                165,784      205,631

LONG-TERM LIABILITIES

Tenant Security Deposits Payable                          52,669       48,549
Management Fees Payable to Amherst
Properties, Inc.                                          70,763       72,342
Mortgage Payable - Office Building                     4,064,570    4,074,425

Total Long-Term Liabilities                            4,188,002    4,195,316

Total Liabilities                                    $ 4,353,786  $ 4,400,947

CONTINGENCIES AND COMMITMENTS (Notes 3 through 10)

PARTNERS' EQUITY

General Partner                                      $   (21,313) $   (21,456)
Limited Partners (12,000 Units authorized;
6,505 issued and outstanding)                          1,420,727    1,406,587

Total Partners' Equity                                 1,399,414    1,385,131

Total Liabilities and Partners' Equity               $ 5,753,200  $ 5,786,078



               Gran-Mark Income Properties Limited Partnership
                            Statements of Income
                                (Unaudited)
            For the Three Month Periods Ending December 31, 1998
                           and December 31, 1997

                                                        12/31/98     12/31/97
[S]                                                  [C]          [C]
REVENUE:

Rental                                               $   345,600  $   333,298
Tenant Reimbursements                                      9,810        9,874
Interest                                                   4,455        3,315
Other                                                         35          256

Total Revenue                                            359,900      346,743

EXPENSES:

Interest                                                 101,331      102,316
Depreciation & Amortization                               84,205       81,985
Utilities                                                 34,502       41,225
Real Estate Taxes & Licenses                              14,740       12,273
Property Maintenance & Repairs                            40,344       47,323
Management Fees                                           20,570       22,573
General & Administration Expenses                         49,924       56,475

Total Expenses                                           345,616      364,170

Net Income or (Loss)                                 $    14,284  $   (17,427)

Allocation of Net Income or (Loss):
General Partners                                     $       143  $      (174)
Limited Partners                                     $    14,141  $   (17,253)

Net Income or (Loss) per weighted
average Limited Partnership
unit (6,505 units)                                   $      2.17   $    (2.65)



               Gran-Mark Income Properties Limited Partnership
                 Statements of Changes in Partners' Equity
      For the Three Month Period Ending December 31, 1998 (Unaudited)
    and For the Years Ending September 30, 1998, 1997 and 1996 (Audited)


                                           General       Limited
                                           Partner      Partners        Total
[S]                                    [C]           [C]          [C]
Balance, September 30, 1995            $   (19,847)  $ 1,565,798  $ 1,545,951

Net Loss Fiscal Year Ending 1996              (468)      (46,365)     (46,833)
Balance, September 30, 1996            $   (20,315)  $ 1,519,433  $ 1,499,118

Net Loss Fiscal Year Ending 1997              (288)      (28,417)     (28,705)
Balance, September 30, 1997            $   (20,603)  $ 1,491,016  $ 1,470,413

Net Loss Fiscal Year Ending 1998              (853)      (84,430)     (85,283)
Balance, September 30, 1998            $   (21,456)  $ 1,406,586  $ 1,385,130

Net Income Period Ending December 1998         143        14,141       14,284
Balance, December 31, 1998             $   (21,313)  $ 1,420,727  $ 1,399,414



              Gran-Mark Income Properties Limited Partnership
                          Statements of Cash Flows
                               (Unaudited)
        For the Three Month Periods Ending December 31, 1998 and 1997

                                                        12/31/98     12/31/97
[S]                                                  [C]         [C]
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income or (Loss) from Statements of Income       $    14,284  $   (17,427)

Adjustments to reconcile net loss
to cash provided by (used in)
operating activities:
Depreciation & Amortization                               84,205       81,985
(Increase)  Decrease in:
Tenant Tents Receivable                                  (50,934)      12,171
Prepaid Expenses and Other                                (4,929)        (129)
Mortgage Escrow Acounts                                   19,036       16,262
Increase (Decrease) in:
Accounts Payable                                          11,188      (22,384)
Accrued Interest                                             311      (16,499)
Accrued Expenses                                         (47,369)      (1,212)
Unearned Rental Income                                    (3,977)      25,040
Tenant Security Deposits Payable                           4,120      (10,579)
Management Fees payable to
Amherst Properties, Inc.                                  (1,579)       1,117

Total Adjustments                                         10,072       85,772

Net Cash Provided by Operating Activities                 24,356       68,345

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Certificate of Deposit                      (105,127)    (100,000)
Additions to Office Equipment                                  0       (5,742)
Additions to Building Improvements                       (39,913)      (3,445)
Additions to Deferred Costs                              (10,903)           0

Net Cash Provided by (Used in) Investing                (155,943)    (109,187)
Activities

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of Mortgage Payable                        $    (9,855) $    (8,870)

Net Cash Provided by (Used in) Financing Activities       (9,855)      (8,870)

Net Change in Cash                                      (141,442)     (49,712)

CASH AT BEGINNING OF THE PERIOD                          576,670      485,768

CASH AT END OF THE PERIOD                            $   435,228  $   436,056


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for Interest             $   101,027  $   118,815


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Fully amortized leasing costs totaling $6,070 and $13,225 were disposed of during the period ending December 31, 1998 and 1997, respectively.

GRAN-MARK INCOME PROPERTIES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

December 31, 1998

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

Land, buildings, improvements, and other capital expenditures, and their related accumulated depreciation accounts are summarized as follows:

                                             Office
                                           Building       Office
                                       Manassas, VA    Equipment        Total
Date of Construction                           1974

Date Acquired                           August 1986      Various

Land                                    $   418,598  $         0  $   418,598
Buildings                                 6,594,998            0    6,594,998
Other                                                     59,342       59,342
Total Initial Cost to Partnership         7,013,596       59,342    7,072,938

Improvements capitalized
subsequent to acquisition                   857,795            0      857,795

Total Accumulated Cost                    7,871,391       59,342    7,930,733

Accumulated depreciation                  3,027,532       28,648    3,056,180

Net Book Value, December 31, 1998       $ 4,843,859  $    30,694  $ 4,874,553

The following is a summary of activity for the land, buildings and improvements, for the years ended September 30, 1996, 1997 and 1998:

                                                          Rental  Accumulated
                                                        Property Depreciation

Balance September 30, 1995                           $12,273,217  $(3,343,332)

Oct 1, 1995 through Sep 30, 1996
Additions during the period:
Improvements capitalized                                 158,014
Depreciation expense                                                 (405,850)
Deletions during the period                           (4,762,777)   1,302,389

Balance September 30, 1996                             7,668,454   (2,446,793)

Oct 1, 1996 through Sep 30, 1997
Additions during the period:
Improvements capitalized                                 121,988
Depreciation expense                                                 (273,041)
Deletions during the period                                    0            0

Balance September 30, 1997                             7,790,442   (2,719,834)

Oct 1, 1997 through Sep 30, 1998
Additions during the period:
Improvements capitalized                                  71,154
Depreciation expense                                                 (269,960)
Deletions during the period                              (30,118)      30,118

Balance September 30, 1998                           $ 7,831,478  $(2,959,676)

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

NOTE 5:     SECURED CLAIMS:

Secured claims as of September 30, 1998 and 1997, which are collateralized by liens on the Partnership's rental property, including their related leases and accounts receivable are summarized below:

Lender                   Property       Sept 30, 1998  Sept 30, 1997
Regency Savings          Sudley Tower
Bank                     Manassas, VA     $ 4,121,251    $ 4,161,492

Scheduled maturities of secured claims at September 30, 1998, are as follows:

                                            FYE 1999			$   45,595
                                            FYE 2000			    54,465
                                            FYE 2001			    59,871
                                            FYE 2002			 3,961,321
                                                        ---------
                                              Total				$4,121,252

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

Old Stone Bank, FSB/Regency Savings Bank:

On June 30, 1992, Gran-Mark Income Properties Limited Partnership and Old Stone Bank entered into a Modification Agreement and Allonge Promissory Note to modify the promissory note dated May 29, 1987. The modification extended the maturity date to April 30, 1997. For the period from July 1, 1992 through April 30, 1994, monthly payments of interest only at the rate of 7.53% (2,25% added to the average two year U.S. Treasury Bill Rate for the last five business days of May, 1992, and calculated upon the principal outstanding), in the amount of $26,930.53 were due. For the period from May 1, 1994 through April 30, 1996, monthly payments of principal and interest are calculated based on an interest rate calculated by adding 2.75% to the average two year U.S. Treasury Bill Rate for the last five business days of April, 1994, and calculated upon the principal outstanding, plus a thirty year amortization of the principal balance of $4,291,717.51. For the period from May 1, 1996 through April 30, 1997, monthly payments of principal and interest were calculated based on an interest rate calculated by adding 3.0% to the average two year U.S. Treasury Bill Rate for the last five business days of April, 1996, and calculated upon the principal outstanding, plus a twenty eight year amortization of the principal balance. On April 30, 1997, all principal and accrued, unpaid interest was due plus a Deferred Balance of interest (totaling $374,761.19) and unpaid fees in the amount not to exceed $55,000. The principal balance was refinanced and the Deferred Balance and unpaid fees were paid, as discussed above. Interest charged to operations during the years ending September 30, 1998, 1997, and 1996, was $0, $131,311, and 352,456,
respectively; and during the period ending December 31, 1998, $99,975.

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

UNSECURED CLAIMS:

Unsecured claims (accounts payable) as of September 30, 1998 and 1997, are summarized below:

                                                    1998      1997
General and Administrative                       $ 1,490   $ 1,650
Commissions                                          867         0
Utilities                                              0    15,274
Repairs & Maintenance                              1,615     6,685
Rent Overpayment                                     325       325
Legal Fees to a Related Party                     35,145    41,238
Construction Management Fee to a Related Party    22,413    22,413
                                                  ------    ------
Total                                            $61,855   $87,585
                                                  ======    ======

NOTE 6:     RELATED PARTY TRANSACTIONS:

Management Agreements

The Partnership maintains a management agreement with Amherst Properties, Inc. (the current general partner) which provides for a monthly payment of management fees in the amount of six percent (6%) of gross rents collected and reimbursement of out-of-pocket expenses incurred in connection with the property.

On September 30, 1996, the partnership executed an Amendment to Management Agreement with Amherst Properties, Inc. extending the expiration date to September 30, 2000. All other terms and conditions remain the same.

Accordingly, aggregate management fees charged to operations for the years ended September 30, 1998, 1997, and 1996, were $85,247,
$84,754, and $115,089, respectively; and during the period ending
December 31, 1998, $20,570.

As of December 31, 1998, $25,943 of these fees remain payable to Amherst Properties, Inc.

Reimbursement of Partnership Operating Expenses

The Partnership agreement provides for reimbursing the general partner and its affiliates for costs of providing administrative services to the partnership. Reimbursements charged to operations or capitalized for the years ended September 30, 1998, 1997, and 1996, were $23,871, $21,557, and $58,958, respectively; and during the period ending December 31, 1998, $747.

During the period of October 1990 through December 1990, the general partner paid $79,994 in various costs for the Partnership. During prior periods, $35,174 of these costs have been reimbursed to the general partner, leaving a balance of unreimbursed costs of $44,820 as of September 30, 1998. These unreimbursed costs are included in Management Fees Payable to Amherst Properties, Inc. In December 1995, the Partnership agreed to pay interest at the rate of 12% on these unreimbursed costs from December 31, 1990, until paid. Interest charged to operations for the years ended September 30, 1998, 1997 and 1996, were $5,496, $5,378, and $5,556, respectively; and during the period ending December 31, 1998, $1,356.

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

NOTE 7:     OPERATING LEASES

Minimum future rentals to be received under noncancellable operating leases from tenants of both properties in effect at September 30, 1998, are as follows:

Year ending September 30,                             Amount
                         1999                     $ 1,201,148
                         2000                         843,509
                         2001                         563,595
                         2002                         104,942
           Subsequent to 2002                          55,034
                                      										   ----------
Total minimum future rentals                      $ 2,768,228
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

Our capital improvement program continues to be implemented, as funds become available. The scheduled improvements include the following: 1) installation of a T-1 data transmission line; 2) renovate bathrooms on floors 2, 3, 4, 6, 7, 8 and 9; 3) modernize the elevators; 4) install energy efficient motors, which power the heating and hot water systems; 5) replace ceiling tiles throughout the building; and 6) install exterior lighting.

Our efforts to sell the Sudley Tower during the early part of this year were not successful in bringing any favorable results due to the conditions caused by the uncertainty in the stock market and the money market changes in Europe and Asia. These events dulled the enthusiasm of the real estate investment trusts and other institutional investors to acquire real estate. In addition, the Sudley Tower itself has little appeal to institutions as a stand-alone property.

In view of this experience and the volatile market conditions we are now seeking ways to enhance the value of the property. Methods under consideration are development of a rooftop management program with aggressive marketing on a web site as well as E-mail advertising and distribution. In this regard we have engaged a technical analyst to prepare a report and design for rooftop antenna.

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

Item 2 - Management's discussion and analysis of financial condition and results of operations

General

During the period ending December 31, 1998, the Partnership's cash position changed from $576,670 to $435,228.

The occupancy of the Manassas office building was approximately 77% on September 30, 1998, and 94% on December 31, 1998.

Partners' equity totaled $1,399,414 as of December 31, 1998, an increase of $14,284 from September 30, 1998.

The partnership's net income for the period ending December 31, 1998, was $14,284; an increase of $31,711 from a loss of $17,427 for the period ending December 31, 1997.

Results of Operations

The office building's occupancy rate was approximately 77% on September
30, 1998. The office building was approximately 94% and 91% leased for the periods ending December 31, 1998 and 1997, respectively. The office building generates a positive cash flow.

An analysis of the office building operations during the period ending December 31, 1998, indicates that the office building revenues have increased. Interest expenses have decreased slightly. Expenses for depreciation and amortization have increased due to additional improvements and deferred costs. The expenses for utilities have decreased. Expenses for property maintenance and repairs have decreased due to completion of several maintenance and replacement projects. Preventive maintenance programs continue to protect and improve the buildings and grounds. Management Fees have decreased due to an increase in uncollected rents. General and Administration Expenses have decreased. See Notes to Financial Statement - Note 10: Management Plans.

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

During the period ending December 31, 1998, $24,356 of cash was generated from operations. This reflects a decrease in cash flow from operations of $43,989 over the same period during the previous fiscal year.

The managing general partner deferred payment of most of its management fees from 1990 to 1993 to allow the partnership to continue to improve its financial position. The cash flow during the current year was sufficient to pay the current period's fees.

Funds were also used to make building improvements of $39,913, and pay deferred costs in the amount of $10,903.

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

Gran-Mark Income Properties Limited Partnership

By:  Amherst Properties, Inc.
     General Partner



By:  Louis J. Marin                                    February 14, 1999
     Louis J. Marin                                    Date
     President