Form 10-Q
period 1999-03-31
GRAN MARK INCOME PROPERTIES LTD PARTNERSHIP
filed 1999-05-14
CIK 770319

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1999

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

                                         X  Yes        No




PART I - FINANCIAL INFORMATION


Item 1  Financial Statements:                      Page

Balance Sheets                                      4-5

Statements of Income                                6-7

Statements of Change in Partner's Equity              8

Statements of Cash Flow                            9-10

Notes to Financial Statements                     11-19


Item 2		Management's Discussion and Analysis of

Financial Condition and Results of Operations        20



PART II - OTHER INFORMATION

Other Information                                    22

Gran-Mark Income Properties Limited Partnership
Balance Sheets
March 31, 1999 (Unaudited)
September 30, 1998 (Audited)

ASSETS

                                                       03/31/99       09/30/98
CURRENT ASSETS

Cash                                              $     522,237     $  576,670
Tenant Rents Receivable                                 182,899         87,067
Prepaid Expenses and Other                                5,852          1,398
Mortgage Escrow Accounts                                 36,619         41,189

Total Current Assets                                    747,607        706,324

FIXED ASSETS

Land                                                    418,598        418,598
Buildings                                             6,594,998      6,594,998
Building Improvements                                   923,253        817,882
Office Equipment                                         59,342         59,342

Total                                                 7,996,191      7,890,820
Less Accumulated Depreciation                         3,126,429      2,985,865

Total Book Value of Fixed Assets                      4,869,762      4,904,955

OTHER ASSETS

Deferred Costs net of accumulated
amortization of $172,065 and
$149,371 as of March 31, 1999
and September 30, 1998, respectively                    171,937        174,799

Total Other Assets                                      171,937        174,799

Total Assets                                      $   5,789,306     $5,786,078
<F/N>
See Notes to the Financial Statements

Gran-Mark Income Properties Limited Partnership
Balance Sheets
March 31, 1999 (Unaudited)
September 30, 1998 (Audited)

LIABILITIES AND PARTNERS' EQUITY

                                                       03/31/99       09/30/98
CURRENT LIABILITIES

Accounts Payable                                  $      58,404     $   61,855
Accrued Interest                                              0            123
Accrued Expenses                                         49,190         79,865
Unearned Rental Income                                   47,511         16,961
Current Portion of Mortgage Payable                      46,827         46,827

Total Current Liabilities                               201,932        205,631

LONG-TERM LIABILITIES

Tenant Security Deposits Payable                         54,244         48,549
Management Fees Payable to Amherst
Properties, Inc.                                         67,353         72,342
Mortgage Payable - Office Building                    4,052,288      4,074,425

Total Long-Term Liabilities                           4,173,885      4,195,316

Total Liabilities                                 $   4,375,817     $4,400,947

CONTINGENCIES AND COMMITMENTS (Notes 3 through 10)

PARTNERS' EQUITY

General Partner                                   $     (21,172)    $  (21,456)
Limited Partners (12,000 Units authorized;
6,505 issued and outstanding)                         1,434,661      1,406,587

Total Partners' Equity                                1,413,489      1,385,131

Total Liabilities and Partners' Equity            $   5,789,306     $5,786,078
<F/N>
See Notes to the Financial Statements

Gran-Mark Income Properties Limited Partnership
Statements of Income
(Unaudited)
For the Three Month Periods Ending
March 31, 1999 and March 31, 1998


                                                         3/31/99       3/31/98
REVENUE:

Rental                                               $   358,313   $   360,549
Tenant Reimbursements                                      9,810         9,810
Interest                                                   4,140         4,521
Other                                                         75           509

Total Revenue                                            372,338       375,389

EXPENSES:

Interest                                                  98,565        99,979
Depreciation & Amortization                               85,124        82,352
Utilities                                                 42,338        41,324
Real Estate Taxes & Licenses                              13,488        12,273
Property Maintenance & Repairs                            45,736        39,136
Management Fees                                           19,201        20,259
General & Administration Expenses                         53,811        58,887

Total Expenses                                           358,263       354,210

Net Income or (Loss)                                 $    14,075   $    21,179

Allocation of Net Income or (Loss):
  General Partner                                    $       141   $       212
  Limited Partners                                        13,934        20,967

Net Income or (Loss) per weighted
  average Limited Partnership
  unit (6,505 units)                                 $      2.16   $      3.23
<F/N>
See Notes to the Financial Statements

Gran-Mark Income Properties Limited Partnership
Statements of Income
(Unaudited)
For the Six Month Periods Ending
March 31, 1999 and March 31, 1998


                                                         3/31/99       3/31/98
REVENUE:

Rental                                               $   703,914   $   693,847
Tenant Reimbursements                                     19,619        19,684
Interest                                                   8,595         7,836
Other                                                        111           765

Total Revenue                                            732,239       722,132

EXPENSES:

Interest                                                 199,896       202,295
Depreciation & Amortization                              169,329       164,342
Utilities                                                 76,840        82,549
Real Estate Taxes & Licenses                              28,229        24,546
Property Maintenance & Repairs                            86,080        84,561
Management Fees                                           39,771        42,832
General & Administration Expenses                        103,735       115,632

Total Expenses                                           703,880       716,757

Net Income or (Loss)                                 $    28,359   $     5,375

Allocation of Net Income or (Loss):
General Partner                                      $       284   $        54
Limited Partners                                          28,075         5,321

Net Income or (Loss) per weighted
average Limited Partnership
unit (6,505 units)                                   $      4.32   $      0.82
<F/N>
See Notes to the Financial Statements

Gran-Mark Income Properties Limited Partnership
Statements of Changes in Partners' Equity
For the Six Month Period Ending March 31, 1999 (Unaudited) and For the Years Ending September 30, 1998, 1997 and 1996 (Audited)



                                       General        Limited
                                       Partner        Partners        Total
Balance, September 30, 1995         $    (19,847)  $  1,565,798 # $  1,545,951

Net Loss Fiscal Year Ending 1996            (468)       (46,365)#      (46,833)
Balance, September 30, 1996         $    (20,315)  $  1,519,433   $  1,499,118

Net Loss Fiscal Year Ending 1997            (288)       (28,417)       (28,705)
Balance, September 30, 1997         $    (20,603)  $  1,491,016   $  1,470,413

Net Loss Fiscal Year Ending 1998            (853)       (84,430)       (85,283)
Balance, September 30, 1998         $    (21,456)  $  1,406,586   $  1,385,130

Net Income Period Ending 3/31/99             284         28,075         28,359
Balance, March 31, 1999             $    (21,172)  $  1,434,661   $  1,413,489
<F/N>
See Notes to the Financial Statements

Gran-Mark Income Properties Limited Partnership
Statements of Cash Flows
(Unaudited)
For the Six Month Periods Ending March 31, 1999, and 1998

                                                         3/31/99       3/31/98
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income or (Loss) from Statements of Income       $    28,359   $     5,375

Adjustments to reconcile net loss
to cash provided by (used in)
operating activities:
Depreciation & Amortization                              169,329       164,342
(Increase)  Decrease in:
Tenant Tents Receivable                                  (95,832)       (5,493)
Prepaid Expenses and Other                                (4,454)          763
Mortgage Escrow Acounts                                    4,570         1,454
Increase (Decrease) in:
Accounts Payable                                          (3,451)      (17,007)
Accrued Interest                                            (123)      (16,322)
Accrued Expenses                                         (30,675)      (36,485)
Unearned Rental Income                                    30,550         7,685
Tenant Security Deposits Payable                           5,695        (8,037)
Management Fees payable to
Amherst Properties, Inc.                                  (4,989)          144

Total Adjustments                                         70,620        91,044

Net Cash Provided by Operating Activities                 98,979        96,419

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to Office Equipment                                  0       (10,075)
Additions to Building Improvements                      (105,371)      (19,849)
Additions to Deferred Costs                              (25,904)       (5,731)

Net Cash Provided by (Used in) Investing Activities     (131,275)      (35,655)
<F/N>
See Notes to the Financial Statements

Gran-Mark Income Properties Limited Partnership
Statements of Cash Flows
(Unaudited)
For the Six Month Periods Ending March 31, 1999, and 1998

                                                         3/31/99       3/31/98
CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of Mortgage Payable                        $   (22,137)  $   (20,165)

Net Cash Used in Financing Activities                    (22,137)      (20,165)

Net Change in Cash                                   $   (54,433)  $    40,599

CASH AT BEGINNING OF PERIOD                              576,670       485,768

CASH AT END OF PERIOD                                $   522,237   $   526,367

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for Interest             $   200,019   $   218,617


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Fully amortized leasing costs totaling $13,225 were disposed of during the period ending March 31, 1998.

Fully amortized leasing costs totaling $6,070 and $13,225 were disposed of during the periods ending March 31, 1999 and 1998, respectively.
<F/N>
See Notes to the Financial Statements

GRAN-MARK INCOME PROPERTIES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

March 31, 1999

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

NOTE 2:	RENTAL PROPERTY:

Land, buildings, improvements, and other capital expenditures, and their related accumulated depreciation accounts are summarized as follows:

                                    Office Bldg       Office
                                    Manassas, VA    Equipment        Total

Date of Construction                       1,974

Date Acquired                        August 1986      Various

Land                                $    418,598   $          0   $    418,598
Buildings                              6,594,998              0      6,594,998
Other                                          0         59,342         59,342

Total Initial cost to partnership      7,013,596         59,342      7,072,938

Improvements capitalized
subsequent to acquistion                 923,253              0        923,253

Total accumulated cost                 7,936,849         59,342      7,996,191

Accumulated depreciation               3,095,334         31,095      3,126,429

Net Book Value, March 31, 1999      $  4,841,515   $     28,247   $  4,869,762


The following is a summary of activity for the land, buildings and improvements, for the years ended September 30, 1996, 1997 and 1998:

                                                   Rental         Accumulated
                                                   Property       Depreciation

Balance September 30, 1995                         $ 12,273,217   $ (3,343,332)

Oct 1, 1995 through Sep 30, 1996
Additions during the period:
  Improvements capitalized                              158,014
  Depreciation expense                                                (405,850)
  Deletions during the period                        (4,762,777)     1,302,389

Balance September 30, 1996                            7,668,454     (2,446,793)

Oct 1, 1996 through Sep 30, 1997
Additions during the period:
  Improvements capitalized                              121,988
  Depreciation expense                                                (273,041)
  Deletions during the period                                 0              0

Balance September 30, 1997                            7,790,442     (2,719,834)

Oct 1, 1997 through Sep 30, 1998
Additions during the period:
  Improvements capitalized                               71,154
  Depreciation expense                                                (269,960)
  Deletions during the period                           (30,118)        30,118

Balance September 30, 1998                         $  7,831,478   $ (2,959,676)


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

Old Stone Bank, FSB/Regency Savings Bank:

On June 30, 1992, Gran-Mark Income Properties Limited Partnership and Old Stone Bank entered into a Modification Agreement and Allonge Promissory Note to modify the promissory note dated May 29, 1987. The modification extended the maturity date to April 30, 1997. For the period from July 1, 1992 through April 30, 1994, monthly payments of interest only at the rate of 7.53% (2,25% added to the average two year U.S. Treasury Bill Rate for the last five business days of May, 1992, and calculated upon the principal outstanding), in the amount of $26,930.53 were due. For the period from May 1, 1994 through April 30, 1996, monthly payments of principal and interest are calculated based on an interest rate calculated by adding 2.75% to the average two year U.S. Treasury Bill Rate for the last five business days of April, 1994, and calculated upon the principal outstanding, plus a thirty year amortization of the principal balance of $4,291,717.51. For the period from May 1, 1996 through April 30, 1997, monthly payments of principal and interest were calculated based on an interest rate calculated by adding 3.0% to the average two year U.S. Treasury Bill Rate for the last five business days of April, 1996, and calculated upon the principal outstanding, plus a twenty eight year amortization of the principal balance. On April 30, 1997, all principal and accrued, unpaid interest was due plus a Deferred Balance of interest (totaling $374,761.19) and unpaid fees in the amount not to exceed $55,000. The principal balance was refinanced and the Deferred Balance and unpaid fees were paid, as discussed above. Interest charged to operations during the years ending September 30, 1998, 1997, and 1996, was $0, $131,311, and 352,456, respectively; and during the period ending March 31, 1999, $197,523.

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

Accordingly, aggregate management fees charged to operations for the years ended September 30, 1998, 1997, and 1996, were $85,247, $84,754, and
$115,089, respectively; and during the period ending March 31, 1999, $39,771.

As of March 31, 1999, $22,532 of these fees remain payable to Amherst Properties, Inc.

Reimbursement of Partnership Operating Expenses

The Partnership agreement provides for reimbursing the general partner and its affiliates for costs of providing administrative services to the partnership. Reimbursements charged to operations or capitalized for the years ended September 30, 1998, 1997, and 1996, were $23,871, $21,557, and
$58,958, respectively; and during the period ending March 31, 1999, $26,083.

During the period of October 1990 through December 1990, the general partner paid $79,994 in various costs for the Partnership. During prior periods, $35,174 of these costs have been reimbursed to the general partner, leaving a balance of unreimbursed costs of $44,820 as of September 30, 1998. These unreimbursed costs are included in Management Fees Payable to Amherst Properties, Inc. In December 1995, the Partnership agreed to pay interest at the rate of 12% on these unreimbursed costs from December 31, 1990, until paid. Interest charged to operations for the years ended September 30, 1998, 1997 and 1996, were $5,496, $5,378, and $5,556, respectively; and during the period ending March 31, 1999, $2,372.

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

NOTE 10:    MANAGEMENT PLANS:

During the past year Prince William County experienced business growth and real estate development which impacted favorably on the Sudley Tower. Our occupancy continues to remain high with increasing base rental rates. We are also attracting larger companies with more diversity such as insurance, temporary personnel staffing, and service organizations. With high tech more in demand, we are offering a high transmission data line for lease to existing and new tenants.

Although the real estate market slowed some during the third quarter of 1998 we are continuing to upgrade the building to position ourselves in the real estate market and to become more attractive for new tenants.

Our capital improvement program continues to be implemented, as funds become available. The scheduled improvements include the following: 1) installation of a T-1 data transmission line; 2) renovation of bathrooms on floors 2, 3, 4, 6, 7, 8 and 9; 3) modernization of the elevators; 4) installation of energy efficient motors, which power the heating and hot water systems; and 5) replacement of ceiling tiles throughout the building.

Our efforts to sell the Sudley Tower during the early part of 1998 were not successful in bringing any favorable results due to the conditions caused by the uncertainty in the stock market and the money market changes in Europe and Asia. These events dulled the enthusiasm of the real estate investment trusts and other institutional investors to acquire real estate. In addition, the Sudley Tower itself has little appeal to institutions as a stand-alone property.

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

Item 2 - Management's discussion and analysis of financial condition and results of operations

General

During the six month period ending March 31, 1999, the Partnership's cash position changed from $576,670 to $522,237.

The occupancy of the Manassas office building was approximately 98% on March 31, 1999, as compared to 90% on March 31, 1998.

Partners' equity totaled $1,413,489 as of March 31, 1999, an increase of $28,359 from September 30, 1998.

The Partnership's net income for the quarter ending March 31, 1999, was $14,075, as compared $21,179 for the quarter ending March 31, 1998.

Results of Operations

The office building was approximately 98% leased on March 31, 1999, an increase from 90% for the quarter ending March 31, 1998. The office building continues to generate a positive cash flow.

During the three months ending March 31, 1999, Total Revenue has decreased by $3,051 or .8%; Total Expenses have increased by $4,053 or 1.1%, and the Net Income has decreased by $7,104 as compared to the same period last fiscal year.

During the six months ending March 31, 1999, Total Revenue has increased $10,107 or 1.4%; Total Expenses have decreased $12,877 or 1.8%; and the Net Income has increase by $22,984 as compared to the same period last fiscal year.

The increase in Total Revenue is due primarily to increase rental rates in new leases and built-in increases in existing leases. The decrease on Total Expenses is due primarily to the reduction in interest paid on the mortgage; the reduction in utility costs due to the mild winter; the reduction in general and administrative costs; and the reduction in management fees due to delays in receiving antenna rents. These savings were offset by the increase in depreciation and amortization of capitalized improvements and leasing costs; and an increase in real estate taxes and property maintenance and repair costs.

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

During the six month period ending March 31, 1999, $98,979 of cash was provided by operations. This reflects an increase in cash flow from operations of $2,560 over the previous six month period ending March 31, 1998, due primarily to the increase in Unearned Rental Income.

Payments of $73,340 were made to the general partner during the six month period ending March 31, 1999, for current and past management fees of $44,761, $26,083 in reimbursements and accounts payable, and $2,496 in interest.

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

Gran-Mark Income Properties Limited Partnership

By:  Amherst Properties, Inc.
     General Partner



By:  Louis J. Marin                                    May 14, 1999
     Louis J. Marin                                    Date
     President