Form 10-Q
period 1999-06-30
GRAN MARK INCOME PROPERTIES LTD PARTNERSHIP
filed 1999-08-03
CIK 770319

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1999

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

                                         X  Yes        No


PART I - FINANCIAL INFORMATION


Item 1	Financial Statements:                       Page
Balance Sheets                                      4-5
Statements of Income                                6-7
Statements of Change in Partner's Equity              8
Statements of Cash Flow                            9-10
Notes to Financial Statements                     11-20


Item 2	Management's Discussion and Analysis of
Financial Condition and Results of Operations        21



PART II - OTHER INFORMATION

Other Information                                    23


Gran-Mark Income Properties Limited Partnership
Balance Sheets
June 30, 1999 (Unaudited)
September 30, 1998 (Audited)

ASSETS

                                                       6/30/99       9/30/98
CURRENT ASSETS

Cash                                                $  415,974     $  576,670
Certificate of Deposit                                 107,780              0
Tenant Rents Receivable                                200,003         87,067
Prepaid Expenses and Other                               2,780          1,398
Mortgage Escrow Accounts                                50,401         41,189

Total Current Assets                                   776,938        706,324

FIXED ASSETS

Land                                                   418,598        418,598
Buildings                                            6,594,998      6,594,998
Building Improvements                                  964,510        817,882
Office Equipment                                        66,452         59,342

Total                                                8,044,558      7,890,820
Less Accumulated Depreciation                        3,196,883      2,985,865

Total Book Value of Fixed Assets                     4,847,675      4,904,955

OTHER ASSETS

Deferred Costs net of accumulated
amortization of $185,421 and
$149,371 as of June 30, 1999
and September 30, 1998, respectively                   158,581        174,799

Total Other Assets                                     158,581        174,799

Total Assets                                        $5,783,194     $5,786,078

<F/N>
See Notes to the Financial Statements


Gran-Mark Income Properties Limited Partnership
Balance Sheets
June 30, 1999 (Unaudited)
September 30, 1998 (Audited)


LIABILITIES AND PARTNERS' EQUITY

                                                       6/30/99        9/30/98
CURRENT LIABILITIES

Accounts Payable                                    $   56,380     $   61,855
Accrued Interest                                           246            123
Accrued Expenses                                        62,399         79,865
Unearned Rental Income                                       0         16,961
Current Portion of Mortgage Payable                     46,827         46,827

Total Current Liabilities                              165,852        205,631

LONG-TERM LIABILITIES

Tenant Security Deposits Payable                        53,149         48,549
Management Fees Payable to Amherst
Properties, Inc.                                        57,999         72,342
Mortgage Payable - Office Building                   4,040,801      4,074,425

Total Long-Term Liabilities                          4,151,949      4,195,316

Total Liabilities                                   $4,317,801     $4,400,947

CONTINGENCIES AND COMMITMENTS (Notes 3 through 10)

PARTNERS' EQUITY

General Partner                                     $  (20,653)    $  (21,456)
Limited Partners (12,000 Units authorized;
6,505 issued and outstanding)                        1,486,046      1,406,587

Total Partners' Equity                               1,465,393      1,385,131

Total Liabilities and Partners' Equity              $5,783,194     $5,786,078

<F/N>
See Notes to the Financial Statements


Gran-Mark Income Properties Limited Partnership
Statements of Income
(Unaudited)
For the Three Month Periods Ending
June 30, 1999 and June 30, 1998



                                                        6/30/99       6/30/98
REVENUE:

Rental                                               $  371,047    $  333,470
Tenant Reimbursements                                    46,099        10,798
Interest                                                  4,276         4,621
Other                                                         0            97

Total Revenue                                           421,422       348,986

EXPENSES:

Interest                                                 99,994       100,707
Depreciation & Amortization                              83,810        83,782
Utilities                                                43,215        44,319
Real Estate Taxes & License                              13,488        12,199
Property Maintenance & Repairs                           43,811        35,798
Management Fees                                          21,050        19,995
General & Administration Expenses                        64,150        67,026

Total Expenses                                          369,518       363,826

Net Income or (Loss)                                 $   51,904    $  (14,840)

Allocation of Net Income or (Loss):
General Partner                                      $      519    $     (148)
Limited Partners                                         51,385       (14,692)

Net Income or (Loss) per weighted
average Limited Partnership
unit (6,505 units)                                   $     7.90    $    (2.26)

<F/N>
See Notes to the Financial Statements


Gran-Mark Income Properties Limited Partnership
Statements of Income
(Unaudited)
For the Nine Month Periods Ending
June 30, 1999 and June 30, 1998



                                                        6/30/99       6/30/98
REVENUE:

Rental                                               $1,074,961    $1,027,317
Tenant Reimbursements                                    65,718        30,482
Interest                                                 12,871        12,457
Other                                                       111           862

Total Revenue                                         1,153,661     1,071,118

EXPENSES:

Interest                                                299,890       303,002
Depreciation & Amortization                             253,139       248,124
Utilities                                               120,055       126,868
Real Estate Taxes & Licenses                             41,717        36,744
Property Maintenance & Repairs                          129,890       120,358
Management Fees                                          60,822        62,827
General & Administration Expenses                       167,885       182,659

Total Expenses                                        1,073,398     1,080,582

Net Income or (Loss)                                 $   80,263    $   (9,464)

Allocation of Net Income or (Loss):
General Partner                                      $      803    $      (95)
Limited Partners                                         79,460        (9,369)

Net Income or (Loss) per weighted
average Limited Partnership
unit (6,505 units)                                   $    12.22    $    (1.44)

<F/N>
See Notes to the Financial Statements


Gran-Mark Income Properties Limited Partnership
Statements of Changes in Partners' Equity
For the Nine Month Period Ending June 30, 1999 (Unaudited) and For the Years Ending September 30, 1998, 1997 and 1996 (Audited)



                                       General        Limited
                                       Partner        Partners       Total
Balance, September 30, 1995          $  (19,847)    $1,565,798     $1,545,951

Net Loss Fiscal Year Ending 1996           (468)       (46,365)       (46,833)
Balance, September 30, 1996          $  (20,315)    $1,519,433     $1,499,118

Net Loss Fiscal Year Ending 1997           (288)       (28,417)       (28,705)
Balance, September 30, 1997          $  (20,603)    $1,491,016     $1,470,413

Net Loss Fiscal Year Ending 1998           (853)       (84,430)       (85,283)
Balance, September 30, 1998          $  (21,456)    $1,406,586     $1,385,130

Net Income Period Ending 6/30/99            803         79,460         80,263
Balance, June 30, 1999               $  (20,653)    $1,486,046     $1,465,393

<F/N>
See Notes to the Financial Statements


Gran-Mark Income Properties Limited Partnership
Statements of Cash Flows
(Unaudited)
For the Nine Month Periods Ending June 30, 1999, and 1998

                                                       6/30/99        6/30/98
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income or (Loss) from Statements of Income      $   80,263     $   (9,464)

Adjustments to reconcile net loss
to cash provided by (used in)
operating activities:
   Depreciation & Amortization                            253,139        248,124
(Increase)  Decrease in:
   Tenant Tents Receivable                            (112,936)       (15,054)
   Prepaid Expenses and Other                           (1,382)         2,720
   Mortgage Escrow Accounts                             (9,212)        11,817
Increase (Decrease) in:
   Accounts Payable                                     (5,475)       (19,656)
   Accrued Interest                                        123        (16,322)
   Accrued Expenses                                    (17,466)       (49,750)
   Unearned Rental Income                              (16,961)         1,089
   Tenant Security Deposits Payable                      4,600         (3,744)
   Management Fees payable to
   Amherst Properties, Inc.                            (14,343)            53

Total Adjustments                                       80,087        159,277

Net Cash Provided by Operating Activities              160,350        149,813

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of Certificate of Deposit                 (107,780)      (102,524)
   Additions to Office Equipment                        (7,110)       (13,307)
   Additions to Building Improvements                 (146,628)       (31,993)
   Additions to Deferred Costs                         (25,904)       (10,102)

Net Cash Provided by (Used in) Investing Activities   (287,422)      (157,926)

<F/N>
See Notes to the Financial Statements


Gran-Mark Income Properties Limited Partnership
Statements of Cash Flows
(Unaudited)
For the Nine Month Periods Ending June 30, 1999, and 1998

                                                       6/30/99        6/30/98
CASH FLOWS FROM FINANCING ACTIVITIES:

   Repayment of Mortgage Payable                    $  (33,624)    $  (30,630)

Net Cash Used in Financing Activities                  (33,624)       (30,630)

Net Change in Cash                                  $ (160,696)    $  (38,743)

CASH AT BEGINNING OF PERIOD                            576,670        485,768

CASH AT END OF PERIOD                               $  415,974     $  447,025

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for Interest            $  299,767     $  319,324



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Fully amortized leasing costs totaling $13,225 were disposed of during the period ending June 30, 1998.

Fully amortized leasing costs totaling $6,070 and $13,225 were disposed of during the periods ending June 30, 1999 and 1998, respectively.

<F/N>
See Notes to the Financial Statements

GRAN-MARK INCOME PROPERTIES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 1999


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


NOTE 2:	RENTAL PROPERTY:

Land, buildings, improvements, and other capital expenditures, and their related accumulated depreciation accounts are summarized as follows:

                                    Office Bldg         Office
                                   Manassas, VA      Equipment         Total

Date of Construction                       1974

Date Acquired                       August 1986        Various

Land                                 $  418,598     $        0     $  418,598
Buildings                             6,594,998              0      6,594,998
Other                                         0         66,452         66,452

Total Initial cost to partnership     7,013,596         66,452      7,080,048

Improvements capitalized
subsequent to acquistion                964,510              0        964,510

Total accumulated cost                7,978,106         66,452      8,044,558

Accumulated depreciation              3,163,059         33,824      3,196,883

Net Book Value, June 30, 1999        $4,815,047     $   32,628     $4,847,675


The following is a summary of activity for the land, buildings and improvements, for the years ended September 30, 1996, 1997 and 1998:

                                                    Rental       Accumulated
                                                    Property     Depreciation

Balance September 30, 1995                         $12,273,217    $(3,343,332)

Oct 1, 1995 through Sep 30, 1996
Additions during the period:
  Improvements capitalized                             158,014
  Depreciation expense                                               (405,850)
  Deletions during the period                       (4,762,777)     1,302,389

Balance September 30, 1996                           7,668,454     (2,446,793)

Oct 1, 1996 through Sep 30, 1997
Additions during the period:
  Improvements capitalized                             121,988
  Depreciation expense                                               (273,041)
  Deletions during the period                                0              0

Balance September 30, 1997                           7,790,442     (2,719,834)


Oct 1, 1997 through Sep 30, 1998
Additions during the period:
  Improvements capitalized                              71,154
  Depreciation expense                                               (269,960)
  Deletions during the period                          (30,118)        30,118

Balance September 30, 1998                          $7,831,478    $(2,959,676)

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

Old Stone Bank, FSB/Regency Savings Bank

On June 30, 1992, Gran-Mark Income Properties Limited Partnership and old Stone Bank entered into a Modification Agreement and Allonge Promissory Note to modify the promissory note dated May 29, 1987. The modification extended the maturity date to April 30, 1997. For the period from July 1, 1992 through April 30, 1994, monthly payments of interest only at the rate of 7.53% (2,25% added to the average two year U.S. Treasury Bill Rate for the last five business days of May, 1992, and calculated upon the principal outstanding), in the amount of $26,930.53 were due. For the period from May 1, 1994 through April 30, 1996, monthly payments of principal and interest are calculated based on an interest rate calculated by adding 2.75% to the average two year U.S. Treasury Bill Rate for the last five business days of April, 1994, and calculated upon the principal outstanding, plus a thirty year amortization of the principal balance of $4,291,717.51. For the period from May 1, 1996 through April 30, 1997, monthly payments of principal and interest were calculated based on an interest rate calculated by adding 3.0% to the average two year U.S. Treasury Bill Rate for the last five business days of April, 1996, and calculated upon the principal outstanding, plus a twenty eight year amortization of the principal balance. On April 30, 1997, all principal and accrued, unpaid interest was due plus a Deferred Balance of interest (totaling $374,761.19) and unpaid fees in the amount not to exceed $55,000. The principal balance was refinanced and the Deferred Balance and unpaid fees were paid, as discussed above. Interest charged to operations during the years ending September 30, 1998, 1997, and 1996, was $0, $131,311, and 352,456, respectively; and during the period ending June 30, 1999, $295,868.


Seamen's Bank for Savings/Regency Savings Bank

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

Accordingly, aggregate management fees charged to operations for the years ended September 30, 1998, 1997, and 1996, were $85,247, $84,754, and $115,089, respectively; and during the period ending June 30, 1999, $60,822.

As of June 30, 1999, $13,179 of these fees remain payable to Amherst Properties, Inc.

As of October 1, 1998, the Partnership also maintains an agreement with Skyway Communications, LLC to provide for collection of antenna rents. The agreement provides for the payment of commissions in the amount of thirty percent (30%) of gross antenna rents collected. Skyway Communications, LLC collects the antenna rents on a monthly basis and makes a quarterly distribution to the Partnership of the rents collected less the commission fee.

Commissions charged to operations during the period ending June 30, 1999, is $14,674.

Reimbursement of Partnership Operating Expenses

The Partnership agreement provides for reimbursing the general partner and its affiliates for costs of providing administrative services to the partnership. Reimbursements charged to operations or capitalized for the years ended September 30, 1998, 1997, and 1996, were $23,871, $21,557, and $58,958, respectively; and during the period ending June 30, 1999, $23,340.

During the period of October 1990 through December 1990, the general partner paid $79,994 in various costs for the Partnership. During prior periods, $35,174 of these costs have been reimbursed to the general partner, leaving a balance of unreimbursed costs of $44,820 as of September 30, 1998. These unreimbursed costs are included in Management Fees Payable to Amherst Properties, Inc. In December 1995, the Partnership agreed to pay interest at the rate of 12% on these unreimbursed costs from December 31, 1990, until paid. Interest charged to operations for the years ended September 30, 1998, 1997 and 1996, were $5,496, $5,378, and $5,556, respectively; and during the period ending June 30, 1999, $4,022.

Certain administrative and operating expenses, and certain capitalized costs incurred on the Partnership's behalf by Amherst Properties, Inc. are billed to Amherst Properties, Inc. but are paid directly by the Partnership.

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


NOTE 7:     OPERATING LEASES

Minimum future rentals to be received under noncancellable operating leases from tenants of both properties in effect at September 30, 1998, are as follows:

Year ending September 30,                             Amount
1999                                              $1,201,148
2000                                                 843,509
2001                                                 563,595
2002                                                 104,942
Subsequent to 2002                                    55,034

Total minimum future rentals                      $2,768,228


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

Item 2 - Management's discussion and analysis of financial condition and results of operations

General

During the nine month period ending June 30, 1999, the Partnership's cash position changed from $576,670 to $415,974.

The occupancy of the Manassas office building was approximately 98% on June 30, 1999, as compared to 88% on June 30, 1998.

Partners' equity totaled $1,413,489 as of June 30, 1999, an increase of $80,263 from September 30, 1998.

The Partnership's net income for the quarter ending June 30, 1999, was $51,904, as compared $(14,840) for the quarter ending June 30, 1998.

Results of Operations

The office building was approximately 98% leased on June 30, 1999, an increase from 88% for the quarter ending June 30, 1998. The office building continues to generate a positive cash flow.

During the three months ending June 30, 1999, Total Revenue has increased by $72,436 or 20.8%; Total Expenses have increased by $5,692 or 1.6%, and the Net Income has increased by $66,744 as compared to the same period last fiscal year.

During the nine months ending June 30, 1999, Total Revenue has increased $82,543 or 7.7%; Total Expenses have decreased $7,184 or .7%; and the Net Income has increase by $89,727 as compared to the same period last fiscal year.

The increase in Total Revenue is due primarily to increase rental rates in new leases and built-in increases in existing leases, and the billing for Tenant Reimbursements during the current quarter. The decrease on Total Expenses is due primarily to the reduction in interest paid on the mortgage; the reduction in utility costs due to the mild winter; the reduction in general and administrative costs; and the reduction in management fees due to delays in receiving antenna rents. These savings were offset by the increase in depreciation and amortization of capitalized improvements and leasing costs; and an increase in real estate taxes and property maintenance and repair costs.

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

During the nine month period ending June 30, 1999, $160,350 of cash was provided by operations. This reflects an increase in cash flow from operations of $10,537 over the previous nine month period ending June 30, 1998, due primarily to the increase in Net Income. The increase in Net Income is offset by the increase in Tenant Rents Receivable, Prepaid Expenses and Other, and the increase in the Mortgage Escrow Account.

Payments of $104,700 were made to the general partner during the nine month period ending June 30, 1999, for current and past management fees of $65,812, $34,988 in reimbursements and accounts payable, and $3,900 in interest. Payments of $14,674 were made to Skyway Communications, LLC for commissions on antenna rents.

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

Item 5 - Other Information
		None

Item 6 - Exhibits and Reports on Form 8-K

On May 17, 1999, Form 8-K/A was filed reporting a change in the Registrant's Certifying Accountant. Form 8-K/A reported that on May 6, 1999, the client-auditor relationship between Gran-Mark Income Properties Limited Partnership and Jennifer A. Jones, CPA, Ltd. ceased. On May 11, 1999, the managing general partner of Gran-Mark Income Properties Limited Partnership engaged the accounting firm of Simon, Krowitz, Bolin and Associates, P.A. as independent auditor. Jennifer
A. Jones, CPA, Ltd. continues to perform accounting services for the Partnership.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

Gran-Mark Income Properties Limited Partnership

By:  Amherst Properties, Inc.
     General Partner


By:  Louis J. Marin                                    August 2, 1999
     Louis J. Marin                                    Date
     President