Form 10-K
period 1999-09-30
GRAN MARK INCOME PROPERTIES LTD PARTNERSHIP
filed 2000-01-28
CIK 770319

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1999

Commission File Number 0-15256

GRAN-MARK INCOME PROPERTIES LIMITED PARTNERSHIP
-----------------------------------------------
(Exact Name of Registrant)

A MARYLAND LIMITED PARTNERSHIP                                52-1425166
------------------------------                                ----------
(State of Organization)                                       IRS Employer ID

C/O AMHERST PROPERTIES, INC.; 7900 SUDLEY ROAD, SUITE 900,
-----------------------------------------------------------

MANASSAS, VIRGINIA 22110
------------------------

Registrant's Telephone Number, including area code (703) 368-2415

Securities Registered Pursuant to Section 12(b) of the Act;

None

Securities Registered Pursuant to Section 12(g) of the Act;

LIMITED PARTNERSHIP INTEREST (FILED ON DECEMBER 17, 1986)
---------------------------------------------------------
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     X  Yes              No
    ---              ---

At September 30, 1999, the registrant had outstanding 6,505 units of limited partnership interest. The units are not readily marketable and have a stated value of $1,000 per unit.

Amherst Properties, Inc. has signed a contract for management of the office building, and previously for the shopping center, with management fees currently based on 6% of gross revenues, starting October 1, 1990. Amherst Properties, Inc. had subcontracted with Center Association, Inc., an unrelated entity, to provide certain management services for the shopping center only. In accordance with the Partnership Agreement, Amherst Properties, Inc. is responsible for all third party management expenses.

The Partnership's property competes with other similar type properties in the geographic market.

ITEM 2 - PROPERTIES

OFFICE BUILDING

The Partnership owns a nine-story, air-conditioned, multi-tenant office building with three self-service elevators located in Manassas, Virginia, on Sudley Road (State Route 234), a six lane median highway, just south of I-66, which provides direct access to Washington, DC, and points in Northern Virginia. Completed in 1974, the office building has a gross area of approximately 93,787 square feet of which approximately 90,933 square feet are rentable. The office building is located on approximately 4.9 acres and has on-site parking for 337 cars, which exceeds the applicable zoning requirements.

As of September 30, 1999, the office building was approximately 95% leased with one tenant leasing in excess of 10% of the office building.

Because of the loan restructuring, the debt service requirements have been reduced. This reduction is now reflected in the rental structure which has been lowered to be more competitive in the marketplace. The completed renovation of the lobby gives the building a more inviting look for the 1990's.

The office building has been known as the First Virginia Building until First Virginia Bank terminated its lease in November, 1990. The building name was then changed to The Sudley Tower.

SHOPPING CENTER

Sheridan Hills Plaza, a one-story shopping center completed in 1980, had approximately 117,000 square feet of rental space, 652 sparking spaces and was located on approximately 15 acres in Amherst, New York (a suburb of Buffalo, New
York). On September 12, 1996, the shopping center was sold for $3,625,000. The outstanding principal balance on the mortgage of $2,962,361 was paid from the gross proceeds, as well as $295,791 in selling expenses and other related disbursements. The proceeds to the Partnership were $366,888, less additional legal fees of $16,000, resulting in net proceeds of $350,888.

ITEM 3 - LEGAL PROCEEDINGS

Chapter 11 filing - see Note 4 to financial statements at Item 8.

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

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED PARTNERS MATTERS

There is no established public trading market for the class of limited partnership units. The most recent price that the current general partner is aware of is $100 per $1,000 unit paid in early 1991 paid by an officer of the current general partner of the units owned by a third party.

ITEM 6 - SELECTED FINANCIAL DATA

FOR THE YEAR ENDED SEPTEMBER 30,

                                      1999             1998             1997             1996             1995
Total Revenue                     $ 1,530,773      $ 1,392,978      $ 1,385,802      $ 2,002,248      $ 1,870,121

Net Loss                              (64,905)         (85,283)         (28,705)         (46,830)        (217,247)
Net Loss per weighted average
limited partnership unit                (9.98)          (12.98)           (4.37)           (7.13)          (33.06)

Total Assets                      $ 5,651,496      $ 4,786,078      $ 5,958,162      $ 6,447,761      $ 9,646,798

Mortgages payable                 $ 4,076,960      $ 4,242,143      $ 4,161,492      $ 4,634,915      $ 7,673,367


The sale of the New York shopping center on September 12, 1996, materially affects the comparability of the information reflected in the selected financial data.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

During the fiscal year ended September 30, 1999, the Partnership's cash position changed from $576,670 to $541,278.

The occupancy of the Manassas office building was approximately 95% on September 30, 1999, as compared to 88% of September 30, 1998.

Partners' equity totaled $1,320,226 as of September 30, 1999, a decrease of $64,905 from September 30, 1998.

The partnership's net loss for the fiscal year ended September 30, 1999, was $64,905; a decrease of $20,378 from a loss of $85,283 for the fiscal year ended September 30, 1998.

RESULTS OF OPERATIONS

The office building was approximately 95% leased on September 30, 1999, an increase from 88% for the year ended September 30, 1998. The office building continues to generate a positive cash flow.

During the 12 months ended September 30, 1999 total revenue has increased $137,795 or 10% from the prior year; total expenses have increased $117,417 or 8% from the prior year; and the net income has increased by $20,378 as compared $7,176 to the same period last fiscal year.

The increase in total revenue is due primarily to increase rental rates in new leases and built-in increases in existing leases and the billing for tenant reimbursements during the current quarter. The decrease on total expenses is due primarily to the reduction in interest paid on the mortgage; the reduction in utility costs due to the mild winter; the reduction in general and administrative costs; and the reduction in management fees due to delays in receiving antenna rents. These savings were offset by the increase in depreciation and amortization of capitalized improvements and leasing costs; and an increase in real estate taxes and property maintenance and repair costs.

Modernization of the eighth floor resulted in a speedy lease-up of tenants engaged in finance, healthcare and high-tech.

Current management expects that planned capital improvements will continue to improve the appearance of the property, thus successfully competing with existing office buildings and maintaining a high rate of occupancy.

For further information see Notes to Financial Statement - Note 11: Management Plans.

ECONOMIC CONDITIONS AND GROWTH PROSPECTS

The office rental market in Prince William County continues to be strong with a vacancy rate of approximately 4%.

Both the increasing demand and the slow rate of new construction continue to push office rental rates higher in Prince William County.

Several factors contribute to the rising demand for office space in Prince William County. These are:

1. The presence of AOL with a major facility costing millions of dollars. The AOL development of a 220,000 square foot Data Technology Center will employ 125 workers and is expected to be operational by April 2000.
2. Dominion Semiconductor continues its expansion program under its 100% owner, Toshiba. Toshiba, a 50% owner, bought the other 50% ownership from IBM. Toshiba, now a 100% owner of Dominion Semiconductor announced plans for new and additional product development.
3. Other businesses expanding or relocating in Prince William County include:
         A.       Atlantic and Pacific Telecom, Inc.
         B.       Earthwalk Communications, Inc.
         C.       UTD Incorporated
         D. Infinity Computer Technology, USA (Source: Prince William County Department of Economic Development, Winter 1999)
4. Construction and soon to be completed Route 234 bypass connecting Route 66 to US 95 thereby creating another major North/South Road in Prince William County.
5. A change in Prince William County Policy from slow growth to rapid growth and a county construction permit review and response within 30 days.
6. High tech companies attracted to Prince William County by such majors as AOL and Dominion Semiconductor.
7. More activity by roof-top antenna users for paging, mobile telephone, internet connection and video teleconferencing.

At present, Prince William County, Manassas area rents for completed new construction are at the $16.00 - $18.50 range per square foot. It is estimated that new construction to be built for first class office space will require a rental rate of $22.00 - $25.00 per square foot. Manassas is not yet ready to pay rent in that higher range. However, as demand increases, rental rates will be pushed higher for existing space until it reaches a level to make new construction economically feasible.

We are posturing the Sudley Tower to be competitive with newly built office space by upgrading the building functionally and aesthetically. Ongoing and planned improvements include:

1.       Elevator modernization
2.       Renovation of the lobby
3.       Upgrade bathrooms on Floors 2, 3, 4, 6, 7, 8 and 9
4.       Reseal the parking lot

5. Replace existing power motors with more efficient, lower cost, motors which power the heating and hot water systems
6.       Web site development for use as a marketing tool

These improvements are to be paid out of the cash flow from current operations and proceeds from refinancing the existing mortgage which bears a high interest rate and falls due within 27 months.

For further information, see Notes to Financial Statement - Note 11: Management Plans.

LIQUIDITY

At the present time current rental income covers the expenditures for the property.

During the twelve months period ended September 30, 1999, $292,467 of cash was provided by operations. This reflects an increase in cash flow from operations of $57,535 over the previous twelve month period ended September 30, 1998, due primarily to the increase in net income. The increase in net income is offset by the increase in tenant rents receivable, prepaid expenses and the increase in the mortgage escrow account.

Payments of $159,700 were made to the general partner during the year ended September 30, 1999, for current and past management fees of $93,973, $25,081 in reimbursements and accounts payable and $7,865 in interest. Payments of $32,651 were made to Skyway Communications, LLC for commissions on antenna rents.

Funds were also used to acquire additional office equipment of $11,900, make building improvements of $118,669, start upgrade of elevators for $152,500 and pay deferred costs of $10,902.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditor's Report............................................F7
Balance Sheets..........................................................F8 - 9
Statements of Income....................................................F10
Statements of Changes in Partners' Equity...............................F11
Statements of Cash Flows................................................F12 - 13
Notes to Financial Statements...........................................F14 - 24
Accompanying schedules are omitted since they are included in the Notes.

                     SIMON KROWITZ BOLIN & ASSOCIATES, P.A.
                         11300 ROCKVILLE PIKE, SUITE 800
                            ROCKVILLE, MARYLAND 20852

INDEPENDENT AUDITORS' REPORT

To the Partners
Gran-Mark Income Properties Limited Partnership
Manassas, Virginia

We have audited the balance sheet of Gran-Mark Income Properties Limited Partnership as of September 30, 1999 and the related statements of income, changes in partners' capital and cash flows for the year then ended. Our responsibility is to express an opinion on those financial statements based on our audit. The financial statements of Gran-Mark Income Properties Limited Partnership as of September 30, 1998 and the statements of income, changes in partners' equity and cash flows for the year ended September 30, 1997 were audited by another auditor whose report dated December, 1998, expressed an unqualified opinion on those statements.

We conducted an audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. As audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the September 30, 1999, financial statements referred to above present fairly, in all material respects, the financial position of Gran-Mark Income Properties Limited Partnership as of September 30, 1999 and the results of its operations and its cash flows for the initial period then ended in conformity with generally accepted accounting principles.

January 5, 2000

                 GRAN-MARK INCOME PROPERTIES LIMITED PARTNERSHIP

                                                                                                    BALANCE SHEETS

                                                                                                     SEPTEMBER 30,
                                                                                      ----------------------------
                                                                                         1999             1998
---------------------------------------------------------------------------------     -----------      -----------
ASSETS

CURRENT ASSETS
     Cash                                                                             $   541,278      $   576,670
     Accounts Receivable - Tenants                                                         98,380           80,930
     Accounts Receivable - Other                                                            7,898            6,137
     Prepaid Expenses                                                                         150            1,398
     Mortgage Escrow Accounts                                                              26,786           41,189
---------------------------------------------------------------------------------     -----------      -----------

TOTAL CURRENT ASSETS                                                                      674,492          706,324
---------------------------------------------------------------------------------     -----------      -----------

FIXED ASSETS
     Land                                                                                 418,598          418,598
     Buildings                                                                          6,594,998        6,594,998
     Building Improvements                                                                936,551          817,882
     Office Equipment                                                                      71,241           59,342
     Less:  Accumulated Depreciation                                                   (3,308,177)      (2,985,865)
---------------------------------------------------------------------------------     -----------      -----------

TOTAL BOOK VALUE OF FIXED ASSETS                                                        4,713,211        4,904,955
---------------------------------------------------------------------------------     -----------      -----------

OTHER ASSETS
     Building Improvements in Process                                                     152,500                0
     Deferred Costs net of accumulated amortization of $120,132 and
      $149,371 as of September 30, 1999 and 1998, respectively                            111,293          174,799
---------------------------------------------------------------------------------     -----------      -----------

TOTAL OTHER ASSETS                                                                        263,763          174,799
---------------------------------------------------------------------------------     -----------      -----------

TOTAL ASSETS                                                                          $ 5,651,496      $ 5,786,078
---------------------------------------------------------------------------------     -----------      -----------
                                                            SEE AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS


                 GRAN-MARK INCOME PROPERTIES LIMITED PARTNERSHIP

                                                                                        BALANCE SHEETS (CONTINUED)

                                                                                                     SEPTEMBER 30,
                                                                                      ----------------------------
                                                                                          1999             1998
---------------------------------------------------------------------------------     -----------      -----------
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                                                                 $    73,998      $    61,855
     Accrued Interest                                                                         133              123
     Accrued Expenses                                                                      35,224           79,865
     Unearned Rental Income                                                                32,129           16,961
     Current Portion of Mortgage Payable                                                   53,781           46,827
---------------------------------------------------------------------------------     -----------      -----------

TOTAL CURRENT LIABILITIES                                                                 195,265          205,631
---------------------------------------------------------------------------------     -----------      -----------

LONG-TERM LIABILITIES
     Tenant Security Deposits Payable                                                      42,407           48,549
     Management Fees Payable to Amherst Properties, Inc.                                   70,419           72,342
     Mortgage Payable - Office Building                                                 4,023,179        4,074,425
---------------------------------------------------------------------------------     -----------      -----------

TOTAL LONG-TERM LIABILITIES                                                             4,136,005        4,195,316
---------------------------------------------------------------------------------     -----------      -----------

TOTAL LIABILITIES                                                                       4,331,270        4,400,947
---------------------------------------------------------------------------------     -----------      -----------

CONTINGENCIES AND COMMITMENTS (NOTES 3 THROUGH 10)

PARTNERS' EQUITY
     General Partner                                                                      (22,105)         (21,456)
     Limited Partners (12,000 Units authorized; 6,505 issued and
      outstanding)                                                                      1,342,331        1,406,587
---------------------------------------------------------------------------------     -----------      -----------

TOTAL PARTNERS' EQUITY                                                                  1,320,226        1,385,131
---------------------------------------------------------------------------------     -----------      -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                                $ 5,651,496      $ 5,786,078
---------------------------------------------------------------------------------     -----------      -----------
                                                            SEE AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS


                 GRAN-MARK INCOME PROPERTIES LIMITED PARTNERSHIP

                                                                                     STATEMENTS OF INCOME

                                                                        FOR THE YEARS ENDED SEPTEMBER 30,
                                                            -----------      -----------      -----------
                                                                1999             1998            1997
-------------------------------------------------------     -----------      -----------      -----------
REVENUE
     Rental                                                 $ 1,431,177      $ 1,311,872      $ 1,202,577
     Tenant Reimbursements                                       82,101           62,713          152,536
     Interest                                                    17,234           17,184            9,466
     Other                                                          261            1,209           21,223
-------------------------------------------------------     -----------      -----------      -----------

TOTAL REVENUE                                                 1,530,773        1,392,978        1,385,802
-------------------------------------------------------     -----------      -----------      -----------
EXPENSES
     Interest                                                   400,408          404,578          384,541
     Depreciation and Amortization                              374,033          332,529          321,017
     Utilities                                                  163,472          173,935          170,709
     Real Estate Taxes and Licenses                              80,625           49,046           49,128
     Property Maintenance and Repairs                           167,954          174,703          193,316
     Management Fees                                             89,354           85,247           84,753
     General and Administration Expenses                        319,832          258,223          211,043
-------------------------------------------------------     -----------      -----------      -----------

TOTAL EXPENSES                                                1,595,678        1,478,261        1,414,507
-------------------------------------------------------     -----------      -----------      -----------
NET LOSS                                                    $   (64,905)     $   (85,283)     $   (28,705)
-------------------------------------------------------     -----------      -----------      -----------

ALLOCATION OF NET LOSS
     General Partner                                        $      (649)     $      (853)     $      (288)
     Limited Partners                                           (64,256)         (84,430)         (28,417)
-------------------------------------------------------     -----------      -----------      -----------

NET LOSS PER WEIGHTED AVERAGE
LIMITED PARTNERSHIP UNIT
(6,505 UNITS)                                               $     (9.98)     $    (12.98)     $     (4.37)
-------------------------------------------------------     -----------      -----------      -----------
                                                   SEE AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS


                 GRAN-MARK INCOME PROPERTIES LIMITED PARTNERSHIP

                                                                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                                                        FOR THE YEARS ENDED SEPTEMBER 30,1999, 1998 AND 1997
                                                               -----------      -----------      -----------
                                                                 GENERAL         LIMITED
                                                                 PARTNER         PARTNERS           TOTAL
----------------------------------------------------------     -----------      -----------      -----------
Balance, September 30, 1996                                    $   (20,315)     $ 1,519,434      $ 1,499,119

Net Loss Fiscal Year Ended 1997                                       (288)         (28,417)         (28,705)
----------------------------------------------------------     -----------      -----------      -----------

Balance, September 30, 1997                                        (20,603)       1,491,017        1,470,414

Net Loss Fiscal Year Ended 1998                                       (853)         (84,430)         (85,283)
----------------------------------------------------------     -----------      -----------      -----------

Balance, September 30, 1998                                        (21,456)       1,406,587        1,385,131

Net Loss Fiscal Year Ended 1999                                       (649)         (64,256)         (64,905)
----------------------------------------------------------     -----------      -----------      -----------

Balance, September 30, 1999                                    $   (22,105)     $ 1,342,331      $ 1,320,226
----------------------------------------------------------     -----------      -----------      -----------
                                                      SEE AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS


                 GRAN-MARK INCOME PROPERTIES LIMITED PARTNERSHIP

                                                                                             STATEMENTS OF CASH FLOWS

                                                                                    FOR THE YEARS ENDED SEPTEMBER 30,
                                                                              ---------      ---------      ---------
                                                                                 1999           1998           1997
-------------------------------------------------------------------------     ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net Income or Loss from Statements of Income                             $ (64,905)     $ (85,283)     $ (28,705)
     Adjustments to Reconcile Net Loss to Cash Provided by
     (Used in) Operating Activities:
       Depreciation and Amortization                                            374,033        332,529        321,017
       (Increase) Decrease in:
         Tenant Rents Receivable                                                (17,450)        30,748         15,528
         Accounts Receivable - Other                                             (1,761)             0              0
         Prepaid Expenses and Other                                               1,248          6,490         22,314
         Mortgage Escrow Accounts                                                14,403         (2,991)        (7,382)
       Increase (Decrease) in:
         Accounts Payable                                                        12,143        (25,730)        32,242
         Accrued Interest                                                            10        (16,494)       (29,862)
         Accrued Expenses                                                       (44,641)        (7,061)         3,727
         Unearned Rental Income                                                  15,168          7,849            559
         Tenant Security Deposits Payable                                         6,142         (5,279)         9,082
         Management Fees Payable to Amherst Properties, Inc.                     (1,923)           154         (3,218)
-------------------------------------------------------------------------     ---------      ---------      ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                       292,467        234,932        335,302
-------------------------------------------------------------------------     ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Improvements in Process                                                   (152,500)             0              0
     Book Value Deferred Costs Removed                                           10,404              0              0
     Additions to Office Equipment                                              (11,900)       (17,260)        (6,703)
     Additions to Building Improvements                                        (118,669)       (71,154)      (121,988)
     Additions to Deferred Costs                                                (10,902)       (15,376)      (210,438)
-------------------------------------------------------------------------     ---------      ---------      ---------

NET CASH USED IN INVESTING ACTIVITIES                                          (283,567)      (103,790)      (339,129)
-------------------------------------------------------------------------     ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES

     Payment of Mortgage Payable                                                (44,292)       (40,240)      (473,424)
-------------------------------------------------------------------------     ---------      ---------      ---------


                 GRAN-MARK INCOME PROPERTIES LIMITED PARTNERSHIP

                                                                   STATEMENT OF CASH FLOWS (CONTINUED)

                                                                     FOR THE YEARS ENDED SEPTEMBER 30,
                                                               ---------      ---------      ---------
                                                                  1999           1998           1997
----------------------------------------------------------     ---------      ---------      ---------
NET CHANGE IN CASH                                             $ (35,392)     $ (90,902)     $(477,251)

CASH AT BEGINNING OF YEAR                                        576,670        485,768        963,019
----------------------------------------------------------     ---------      ---------      ---------

CASH AT END OF YEAR                                            $ 541,278      $ 576,670      $ 485,768
----------------------------------------------------------     ---------      ---------      ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash Paid During the Period for Interest                  $ 395,030      $ 421,072      $ 414,402
----------------------------------------------------------     ---------      ---------      ---------
                                                SEE AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS


                                 GRAN-MARK INCOME PROPERTIES LIMITED PARTNERSHIP

                                                    NOTES TO FINANCIAL STATEMENT

                                                              SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS - The Partnership owns and operates an office building in Manassas, Virginia which contains approximately 91,000 gross rentable square feet.

         SIGNIFICANT ACCOUNTING POLICIES - The following accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         REVENUE RECOGNITION - Rental income is reported as earned over the lives of the related leases. Tenant reimbursements are accrued based on annual or quarterly expenses and included pro-rata payments under certain leases for increases in property taxes, insurance, depreciation and direct operating expenses. Such amounts are calculated annually on a calendar year basis or quarterly with pro-rata portions based upon square footage leased during the year.

         RENTAL PROPERTY AND DEPRECIATION - Building is stated at cost and depreciated over an estimated thirty-year useful life. Leasehold improvements, also stated at cost, are depreciated over the lesser of the length of the related leases or the estimated useful lives. The improvements generally have a useful life from one to fifteen years. Depreciation is computed on the straight-line method for financial reporting purposes. For income tax purposes depreciation is computed on both accelerated and straight-line methods. Improvements and major renovations are capitalized, while expenditures for maintenance, repairs and minor renovations are expensed when the cost in incurred.

         DEFERRED COSTS AND AMORTIZATION - Financing costs are amortized over the terms of the related loans using the straight-line method. Leasing costs are amortized over the terms of the lease using the straight-line method.

         CASH AND CASH EQUIVALENTS - For balance sheet and cash flow purposes, the Partnership considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid financial instruments purchased with a maturity of three months or less to be cash and cash equivalents.

         ADVERTISING - Advertising costs are expensed as incurred.

                                 GRAN-MARK INCOME PROPERTIES LIMITED PARTNERSHIP

                                                    NOTES TO FINANCIAL STATEMENT

                                                              SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         NET LOSS PER WEIGHTED AVERAGE LIMITED PARTNERSHIP UNIT - The computation of net income (loss) per weighted average limited partnership units is based on the weighted average number of units outstanding during the year. The weighted average number of units for each period is 6,505.

         INCOME TAXES - Partnerships are not subject to income taxes. The partners are required to report their respective shares of partnership income or loss on their individual income tax returns.

         CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Partnership to credit risk include cash on deposit with financial institutions amounting to $541,278 and $576,670 at September 30, 1999 and 1998, respectively, which was insured up to $300,000 and $300,000, respectively, by the Federal Deposit Insurance Corporation.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Partnership considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required.

         FINANCIAL INSTRUMENTS - The Partnership used the following methods and assumptions to estimate the fair values of financial instruments:

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

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                                 GRAN-MARK INCOME PROPERTIES LIMITED PARTNERSHIP

                                                    NOTES TO FINANCIAL STATEMENT

                                                              SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

NOTE 2 - RENTAL PROPERTY

         Land, buildings, improvements and other capital expenditures and their related accumulated depreciation accounts are summarized as follows:

                                                           OFFICE BUILDING    OFFICE
                                                            MANASSAS, VA     EQUIPMENT       TOTAL
         -----------------------------------------------     ----------     ----------     ----------
         Date of Construction                                1974

         Date Acquired                                       August 1986    Various

         Land                                                $  418,598     $        0     $  418,598
         Buildings                                            6,594,998              0      6,594,998
         Other                                                        0         66,452         66,452
         -----------------------------------------------     ----------     ----------     ----------

         Total Initial Cost to Partnership                    7,013,596         66,452      7,080,048

         Improvements capitalized subsequent
          to acquisition less disposals                         936,551          4,789        941,340
         -----------------------------------------------     ----------     ----------     ----------

         Total accumulated cost                               7,950,147         71,241      8,021,388
         -----------------------------------------------     ----------     ----------     ----------

         Accumulated Depreciation                             3,271,236         36,941      3,308,177
         -----------------------------------------------     ----------     ----------     ----------

         Net Book Value, September 30, 1999                  $4,678,911     $   34,300     $4,713,211
         -----------------------------------------------     ----------     ----------     ----------


         The following is a summary of activity for the land, buildings and improvements, for the years ended September 30, 1997, 1998 and 1999:

                                                               RENTAL        ACCUMULATED
                                                              PROPERTY       DEPRECIATION
         -----------------------------------------------    -----------      ------------
         Balance, September 30, 1996                        $ 7,668,454      $(2,446,793)

         October 1, 1996 through September 30, 1997
          additions during the period:
              Improvements capitalized                          121,988
              Depreciation expense                                              (273,041)
              Deletions during the period                             0                0
         -----------------------------------------------    -----------      -----------


                                 GRAN-MARK INCOME PROPERTIES LIMITED PARTNERSHIP

                                                    NOTES TO FINANCIAL STATEMENT

                                                              SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

NOTE 2 - RENTAL PROPERTY (CONTINUED)

                                                                               RENTAL       ACCUMULATED
                                                                              PROPERTY      DEPRECIATION
-----------------------------------------------------------------------     -----------      -----------
Balance, September 30, 1997                                                 $ 7,790,442      $(2,719,834)

October 1, 1997 through September 30, 1998
 additions during the period:
     Improvements capitalized                                                    71,154
     Depreciation expense                                                                       (269,960)
     Deletions during the period                                                (30,118)          30,118
-----------------------------------------------------------------------     -----------      -----------

Balance, September 30, 1998                                                   7,831,478       (2,959,676)

October 1, 1998 through September 30, 1999
 additions during the period:
     Improvements capitalized                                                   118,669
     Depreciation expense                                                                       (311,966)
     Deletions during the period                                                      0           40,725
-----------------------------------------------------------------------     -----------      -----------

Balance, September 30, 1999                                                 $ 7,950,147      $ 3,230,917
-----------------------------------------------------------------------     -----------      -----------


NOTE 3 - COMMITMENT

         As part of the building renovation, the Partnership entered into a contract for elevator upgrading. The total contract amount is $305,000 of which $152,500 has been paid. The amount paid represents the materials needed for the upgrade. The remaining $152,500 is for labor and is paid as the work progresses. All of these amounts are being capitalized until all work is completed.

                                 GRAN-MARK INCOME PROPERTIES LIMITED PARTNERSHIP

                                                    NOTES TO FINANCIAL STATEMENT

                                                              SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

NOTE 4 - PLAN OF REORGANIZATION UNDER CHAPTER 11

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

         On June 24, 1992, the U.S. Bankruptcy Court for the Eastern District of Virginia, Alexandria Division, approved a Disclosure Statement in connection with the Plan or Reorganization and the Plan was confirmed. The effective date of the Plan was August 28, 1992.

         Under the plan, which was also approved by the mortgage holder, all creditors were completely paid in full. In 1997, the property was refinanced under better terms and at a lower mortgage balance.

         Based upon a review of past income and expenses, it is the opinion of current management that the filing for relief under Chapter 11 could have been avoided.

         When an entity emerges from a Chapter 11 reorganization, it must determine if the reorganization value of its assets before the date of confirmation is less than the total of all post-petition liabilities and allowed claims, and if the holders of existing voting shares immediately before confirmation receive less than fifty percent (50%) of the voting shares of the emerging entity. If these conditions exist, then the entity adopts fresh-start reporting which adjusts the historical amounts of individual assets and liabilities, reports forgiveness of debt and creates a new reporting entity.

         These conditions did not exist and the partnership did not adopt fresh-start reporting.

                                 GRAN-MARK INCOME PROPERTIES LIMITED PARTNERSHIP

                                                    NOTES TO FINANCIAL STATEMENT

                                                              SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

NOTE 5 - CAPITAL CONTRIBUTIONS

         Under the provisions of the Plan of Reorganization, the general partner notified all limited partners of their right to make a capital contribution and the consequences of any failure to make the required capital contribution. The new capital raised under the Plan was $480,400: $300,250 from the 5% contribution due July 19 1992, (25 days after the date of approval of the Disclosure Statement by the Bankruptcy Court) and $180,150 from the 3% contribution due July 28, 1993 (the first anniversary of the date of confirmation of the Plan or Reorganization).

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

NOTE 6 - SECURED CLAIMS

         Secured claims as of September 30, 1999 and 1998, which are collateralized by liens on the Partnership's rental property, including their related leases and accounts receivable are summarized below:


         LENDER                               PROPERTY             SEPTEMBER 30, 1999          SEPTEMBER 30, 1998
         ------------------------------ ----------------------- ------------------------- ---------------------------
                                        Sudley Tower
         Regency Savings Bank           Manassas, VA               $   4,076,960             $   4,121,251


                                 GRAN-MARK INCOME PROPERTIES LIMITED PARTNERSHIP

                                                    NOTES TO FINANCIAL STATEMENT

                                                              SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

NOTE 6 - SECURED CLAIMS (CONTINUED)

         Scheduled maturities of secured claims at September 30, 1999, are as follows:

                      FYE 2000                       $     53,781
                      FYE 2001                             61,379
                      FYE 2002                          3,961,800
                      FYE 2003                                  0
                                                     ------------
                                                     $  4,076,960
                                                     ============

         REGENCY SAVINGS BANK - On February 18, 1997, Gran-Mark Income Properties Limited Partnership and Regency Savings Bank entered into a Loan Extension and Modification Agreement to extend the maturity date and to modify the promissory note dated May 29, 1987. The maturity date of the note was extended to February 18, 2002, at which time a balloon payment of approximately $3,926,800 is due. As of February 18, 1997, the outstanding principal balance was $4,190,256. The mortgage bears interest at the rate of 9.5%. Fixed monthly payments of principal and interest of $36,610 are due through February 2002. In addition to monthly payments of principal and interest, a monthly escrow deposit for the real estate taxes is required. Pursuant to the terms of the Modification Agreement and Allonge to Promissory Note dated June 30, 1992, the sum of $421,184 was required as payment of deferred interest and unpaid fees. In addition, an extension fee of $41,903 was payable by February 18, 1998. Interest charged to operations during the years ended September 30, 1999, 1998 and 1997 was $395,030, $399,082 and
         $247,851, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

         MANAGEMENT AGREEMENTS - The Partnership maintains a management agreement with Amherst Company, Inc. which provides for a monthly payment of management fees in the amount of six percent (6%) of gross rents collected and reimbursement of out-of-pocket expenses incurred in connection with the property.

         On December 4, 1997, the partnership executed an Amendment to Management Agreement with Amherst Properties, Inc. extending the expiration date to December 3, 2007. All other terms and conditions remain the same.

         Accordingly, aggregate management fees charged to operations for the years ended September 30, 1999, 1998 and 1997 were $89,354, $85,247 and
         $84,754, respectively.

                                 GRAN-MARK INCOME PROPERTIES LIMITED PARTNERSHIP

                                                    NOTES TO FINANCIAL STATEMENT

                                                              SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

         As of July 1, 1999, the Partnership leased the rooftop and building space to Skyway Communications, LLC, to market, install and maintain antenna usage and collect rents. Operating expenses for technical support personnel will be paid by Skyway. The lease provides for monthly rent equal to 63% of gross antenna rents collected. Skyway Communications, LLC collects the rent on a monthly basis and makes a quarterly rent distribution to the Partnership based on rents collected.

         REIMBURSEMENT OF PARTNERSHIP OPERATING EXPENSES - The Partnership agreement provides for reimbursing the general partner and its affiliates for costs of providing administrative services to the partnership. Reimbursements charged to operations or capitalized for the years ended September 30, 1999, 1998 and 1997 were $16,386, $23,871 and $21,557, respectively.

         During the period from October 1990 through December 1990, the general partner paid $79,994 in various costs for the Partnership. During prior periods, $35,174 of these costs have been reimbursed to the general partner, leaving a balance of unreimbursed costs of $44,820 as of September 30, 1999. These unreimbursed costs are included in management fees payable to Amherst Properties, Inc. In December 1995, the Partnership agreed to pay interest at the rate of 12% on these unreuimbursed costs from December 31, 1990, until paid. Interest charged to operations for the years ended September 30, 1999, 1998 and 1997, were $5,378, $5,496 and $5,378, respectively.

         Certain administrative and operating expenses and certain capitalized costs incurred on the Partnership's behalf by Amherst Properties, Inc. are billed to Amherst Properties, Inc. but are paid directly by the Partnership.

         During the fiscal year ended September 30, 1999, the Partnership paid $9,206 for the monthly loan payment and other expenses related to a vehicle owned by Amherst Properties, Inc. Both the vehicle and loan are in Amherst Properties, Inc.'s name. These payments are included in the interest paid to Amherst Properties, Inc.

                                 GRAN-MARK INCOME PROPERTIES LIMITED PARTNERSHIP

                                                    NOTES TO FINANCIAL STATEMENT

                                                              SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

NOTE 8 - OPERATING LEASES

         Minimum future rentals to be received under noncancellable operating leases from tenants in effect at September 30, 1999, are as follows:

                      Year ending September 30,
                               2000                                $ 1,166,175
                               2001                                    856,132
                               2002                                    378,904
                               2003                                    251,822
                               2004                                    130,053
                                                                   -----------
                                                                   $ 2,783,086
                                                                   ===========

         General leasing arrangements include a remaining fixed rental term with annual increases, pro rata share of increases in property expenses and various renewal options.

NOTE 9 - INCOME TAXES

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

                                 GRAN-MARK INCOME PROPERTIES LIMITED PARTNERSHIP

                                                    NOTES TO FINANCIAL STATEMENT

                                                              SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES (CONTINUED)

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

         The Tax Reform Act of 1986 required the Partnership to change its reporting period for income tax purposes to a calendar year. The change became effective for the three month period ended December 31, 1988.

NOTE 10 - PARTNERSHIP ALLOCATIONS

         Partnership income and net cash from operations are allocated 99% to the limited partners and 1% to the general partner until the limited partners have received their cumulative 7% priority return. After this return has been achieved, the general partner will then be allocated its annual incentive management fee so that total distribution will aggregate 10% to the general partner and 90% to the limited partners in accordance with the Partnership Agreement. The general partner will then receive its deferred incentive management fee, if any, and any remaining income. Net cash from operations is allocated 90% to the limited partners and 10% to the general partner. Losses are allocate 99% to the limited partners and 1% to the general partner.

NOTE 11 - MANAGEMENT PLANS

         During the past year Prince William County experienced business growth and real estate development which impacted favorably on the Sudley Tower. Our occupancy continues to remain high with increasing base rental rates. We are also attracting larger companies with more diversity such as insurance, temporary personnel staffing and service organizations. With high tech more in demand, we are offering a high transmission data line for lease to existing and new tenants.

         Although the real estate market slowed some during the third quarter of 1998 we are continuing to upgrade the building to position ourselves in the real estate market and to become more attractive for new tenants.

                                 GRAN-MARK INCOME PROPERTIES LIMITED PARTNERSHIP

                                                    NOTES TO FINANCIAL STATEMENT

                                                              SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

NOTE 11 - MANAGEMENT PLANS (CONTINUED)

         Our capital improvement program continues to be implements, as funds become available. The scheduled improvements include the following: 1) installation of a T-1 data transmission line; 2) renovation of bathrooms on Floors 2, 3, 4, 6, 7, 8 and 9; 3) modernization of the elevators; 4) installation of energy efficient motors, which power the heating and hot water systems; and 5) replacement of ceiling tiles throughout the building.

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

         The Prince William County Board of Supervisors have initiated a new policy of business growth in order to stimulate the economy of the County. Under the plan, permit processing for new construction will be quicker and more land rezoning will be done for business development.

         The effect of these policy changes will bring new businesses into the County and favorably impact the value and saleability of the Sudley Tower. Accordingly, marketing will be more aggressive in the year 2000.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

In May, 1999 Simon Krowitz Bolin & Associates, P.A. were appointed certified public accountants for the Partnership, replacing Jennifer A. Jones, CPA, Ltd. Jennifer A. Jones, CPA, Ltd. had replaced Charles M. Terry & Company. Charles M. Terry & Company had replaced Charles H. Schnepfe, Certified Public Accountant in 1990. Charles H. Schnepfe had replaced Roberts, Halt and Company in 1989, and Roberts, Halts and Company had replaced Price Waterhouse in 1988.

                                    Part III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The partnership has no directors or officers under the Partnership Agreement and the General Partner is solely responsible for the operation of the Partnership and its properties. The Limited Partners have no right to participate in the control of the Partnership. The current General Partner is solely responsible for the operation of the Partnership and its properties. The Limited Partners have no right to participate in the control of the Partnership. The current General Partner is Amherst Properties, Inc., located at 7900 Sudley Road, Suite 900, Manassas, Virginia 20109 ([703] 368-2415).

For information concerning the former general partners, see previous SEC filings.

Louis J. Marin, age 64, is the President of Amherst Properties, Inc. He received his B.B.A. in Business from City College, New York (1957), his MBA from Cornell University (1959) and his law degree from George Washington University (1964). He worked in the regulatory field for the Securities & Exchange Commission and the Office of the Comptroller of the Currency for 6 years. For the last 26 years he has worked as a lawyer specializing in real estate. During this time he has been a developer, investor and manager of real estate.

Dr. Lionel Felsen, age 63, is the Executive Vice President of Amherst Properties, Inc. He did his undergraduate at Brooklyn College and graduate work at Georgetown University Medical and Dental School, D.D.S. (1964). He managed a professional office from 1964 until 1993. He has been an active investor in commercial and residential real estate for 28 years and is the major investor in Sher-Man Real Estate Partnership.

ITEM 11- EXECUTIVE COMPENSATION

The Partnership has no directors or officers. The Partnership will pay the costs incurred by the General Partners or their affiliates in performing administrative services necessary to the prudent operation of the Partnership; provided, however, that the amounts charged to the Partnership for services performed shall not exceed the lessor of (1) the actual cost of the services, or
(b) 90% of the competitive price which would be charged by non-affiliated persons rendering services in the same or a comparable geographic location. Costs of the services as used herein means the pro rata cost of personnel including an allocation of overhead directly attributable to such services. See Note 6 of the Notes to Financial Statements (Item 8) for Management fees and other payments to the Managing General Partner and its affiliates.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of September 30, 1999, Lou Marin, President of Amherst Properties, Inc., was a beneficial owner of 629.7438 units or 9.58% of the Partnership; Lionel Felsen, Executive Vice-President of Amherst Properties, Inc., was a beneficial owner of 1116.5596 units or 16.99% of the Partnership and Amherst Properties, Inc. was a beneficial owner of 500 units or 7.61% of the Partnership, in addition to its general partnership interest. To the knowledge of the Partnership's management there are no other beneficial owners of more than 5% of the Partnership.

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

Gran-Mark Income Properties Limited Partnership

By:  Amherst Properties, Inc.
     General Partner

By:  Louis J. Marin                                      January 27, 2000
     Louis J. Marin                                      Date
     President

                                  EXHIBIT INDEX

EXHIBIT                     DESCRIPTION
-------                     -----------
  27                    Financial Data Schedule